Form 10-Q
period 1996-03-30
SPACELABS MEDICAL INC
filed 1996-05-09
CIK 886142

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                --------------

                                   FORM 10-Q

            [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1996

                                       OR

            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______.

                         COMMISSION FILE NUMBER 0-20083


                                --------------


                            SPACELABS MEDICAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                             91-1558809
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)


               15220 N.E. 40TH STREET, REDMOND, WASHINGTON  98052
             (Address of principal executive offices)    (Zip Code)



      Registrant's telephone number, including area code:  (206) 882-3700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X      No
                                                   -----      -----


    Common stock, par value $0.01 per share:  10,234,270 shares outstanding as of April 26, 1996



                    Page 1 of 11 sequentially numbered pages

                            SPACELABS MEDICAL, INC.

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1996


                               TABLE OF CONTENTS




                                                                                                                    Page
                                                                                                                    ----
 PART I.         Financial Information

 Item 1.         Financial Statements
                 Condensed Consolidated Balance Sheets
                       - March 30, 1996 (unaudited) and December 29, 1995...................................         3
                 Condensed Consolidated Statements of Income (unaudited)
                       -  Three Months Ended March 30, 1996 and April 1, 1995...............................         4
                 Condensed Consolidated Statements of Cash Flows (unaudited)
                       -  Three Months Ended March 30, 1996 and April 1, 1995...............................         5
                 Notes to Condensed Consolidated Financial Statements.......................................         6

 Item 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...............................................................         7


 PART II.        Other Information

 Item 1.         Legal Proceedings..........................................................................         10

 Item 6.         Exhibits and Reports on Form 8-K

                 There were no reports on Form 8-K filed during the three months ended
                 March 30, 1996 for which this report is filed.





                                      (2)

PART I.

Item 1.  Financial Statements

                            SPACELABS MEDICAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    -------------------------------
                                                                                     March 30,         December 29,
 (in thousands)                                                                        1996                1995
- - -------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
                                                         ASSETS
 Current assets
      Cash and short-term investments......................................         $   44,700          $   52,748
      Receivables..........................................................             53,696              59,292
      Inventories
         Raw materials.....................................................             14,839              15,728
         Work in process...................................................             14,360              12,631
         Finished products.................................................             16,084              13,733
         Demonstration equipment...........................................              3,567               3,671
         Customer service parts and equipment..............................             10,381              10,149
                                                                                      --------            --------
                                                                                        59,231              55,912
                                                                                      --------            --------
      Prepaid expenses.....................................................              1,998               2,154
      Deferred income taxes................................................             19,955              20,002
                                                                                      --------            --------
               Total current assets........................................            179,580             190,108
                                                                                      --------            --------

 Property, plant and equipment, net........................................             59,223              53,970

 Other assets, net.........................................................              8,486              10,355
                                                                                      --------            --------
                                                                                      $247,289            $254,433
                                                                                      ========            ========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
      Short-term borrowings..............................................             $     71            $    250
      Current portion of long-term debt..................................                  750                 750
      Accounts payable and accrued expenses..............................               29,510              28,309
      Deferred revenue...................................................                3,361               2,893
      Taxes on income....................................................                3,930               2,784
                                                                                      --------            --------
              Total current liabilities..................................               37,622              34,986
                                                                                      --------            --------
 Long-term debt..........................................................               14,063              14,250

 Deferred income taxes...................................................                1,055               1,128

 Shareholders' equity....................................................              194,549             204,069
                                                                                      --------            --------
                                                                                      $247,289            $254,433
                                                                                      ========            ========
 Common shares outstanding...............................................               10,369              10,526
                                                                                      ========            ========

     See accompanying notes to condensed consolidated financial statements.





                                      (3)

                            SPACELABS MEDICAL, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME




                                                                                           Three Months Ended
                                                                                    --------------------------------
                                                                                    March 30,               April 1,
 (in thousands, except per share data)                                                1996                    1995
- - --------------------------------------------------------------------------------------------------------------------
                                                                                               (unaudited)
Revenue............................................................                  $ 63,303               $ 63,136

Cost of sales......................................................                    31,424                 30,549
                                                                                     --------               --------
Gross margin.......................................................                    31,879                 32,587
                                                                                     --------               --------

Operating expenses
     Selling, general and administrative...........................                    18,932                 17,912
     Research and development......................................                     7,330                  7,776
     Acquisition of in-process research and development............                     8,797                    -
     Restructuring and reorganization..............................                       679                    388
                                                                                     --------               --------
                                                                                       35,738                 26,076
                                                                                     --------               --------
Income (loss) from operations......................................                    (3,859)                 6,511

Other income (expense)
     Interest income, net..........................................                       757                    635
     Other income (expense), net...................................                       (74)                     6
                                                                                     --------               --------
Income (loss) before income taxes..................................                    (3,176)                 7,152

Provision for income taxes.........................................                     1,303                  2,686
                                                                                     --------               --------
Net income (loss)..................................................                  $ (4,479)              $  4,466
                                                                                     ========               ========
Net income (loss) per share........................................                    $(0.42)                 $0.41
                                                                                     ========               ========
Weighted average common shares and
    equivalents outstanding......................................                      10,778                 10,782
                                                                                     ========               ========


     See accompanying notes to condensed consolidated financial statements.





                                      (4)

                            SPACELABS MEDICAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              Three Months Ended
                                                                                          --------------------------
                                                                                          March 30,         April 1,
(in thousands)                                                                               1996             1995
- - --------------------------------------------------------------------------------------------------------------------
                                                                                                  (unaudited)
Operating activities
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ (4,479)        $   4,466
   Adjustments to reconcile net income (loss) to net cash provided by operating activities
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .            1,970             2,169
       Acquired in-process research and development   . . . . . . . . . . . . . .            2,085                 -
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .              (26)             (524)
       Contribution to 401(k) plan in common stock  . . . . . . . . . . . . . . .              199               238
       Changes in operating assets and liabilities
           Decrease in receivables  . . . . . . . . . . . . . . . . . . . . . . . .          5,558             2,108
           (Increase) decrease in inventories   . . . . . . . . . . . . . . . . . .         (3,355)            1,142
           Decrease in prepaid expenses   . . . . . . . . . . . . . . . . . . . . .            152               513
           Increase in accounts payable and accrued expenses  . . . . . . . . . . .          1,236             2,378
           Increase (decrease) in deferred revenue  . . . . . . . . . . . . . . . .            453              (115)
           Increase in taxes on income  . . . . . . . . . . . . . . . . . . . . . .          1,124             1,213
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               55                (2)
                                                                                          --------         ---------
Cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . .            4,972            13,586
                                                                                          --------         ---------
Investing activities
   Proceeds on maturities (purchases) of short-term investments, net  . . . . . .                3            (4,925)
   Investment in property, plant and equipment  . . . . . . . . . . . . . . . . .           (7,108)           (2,445)
   Purchase of an equity investment . . . . . . . . . . . . . . . . . . . . . . .             (324)           (1,930)
                                                                                          --------         ---------
Cash used by investing activities . . . . . . . . . . . . . . . . . . . . . . . .           (7,429)           (9,300)
                                                                                          --------         ---------

Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . . . . . .              (36)               50
                                                                                          --------         ---------
Financing activities
   Payments on short-term borrowings  . . . . . . . . . . . . . . . . . . . . . .             (179)                -
   Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .             (187)             (175)
   Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,717)             (940)
   Exercise of stock options  . . . . . . . . . . . . . . . . . . . . . . . . . .              532               158
                                                                                          --------         ---------
Cash used by financing activities . . . . . . . . . . . . . . . . . . . . . . . .           (5,551)             (957)
                                                                                          --------         ---------

Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . .           (8,044)            3,379
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . .           46,464            29,581
                                                                                          --------         ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .         $ 38,420         $  32,960
                                                                                          ========         =========


     See accompanying notes to condensed consolidated financial statements.





                                      (5)

                            SPACELABS MEDICAL, INC.

             NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS



1.       Basis of Presentation

         The accompanying condensed consolidated financial statements include the accounts of SpaceLabs Medical, Inc. and its wholly owned subsidiaries, collectively referred to as the "Company." The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders.

         The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.


2.       Restructuring and Reorganization

         During the first quarter of 1996, the Company recorded a restructuring and reorganization charge of $679,000 related to the continuing consolidation of its printed circuit-board assembly and customer service operations in its new Redmond, Washington facility. Also in the first quarter, the Company announced plans for additional consolidation of operations through the closure of its Chatsworth, California and Hillsboro, Oregon facilities. This consolidation is expected to be completed by the end of 1996.

3.       Acquisition of in-process Research and Development

         The Company completed its acquisition of JRS Clinical Technologies, Inc. and formed a limited liability corporation with DSA Systems during the first quarter of 1996. The Company has recorded a one-time, pre-tax charge of $8.8 million related to the acquisition of in-process research and development in connection with these investments.


4.       Income per Share

         Income per share is computed on the basis of the weighted average number of common shares plus dilutive common equivalent shares outstanding during each period. Dilutive common share equivalents are calculated under the treasury stock method and consist of unexercised employee stock options.





                                      (6)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                             RESULTS OF OPERATIONS



                                                                                 Three months ended
                                                                 ----------------------------------------------------
                                                                 March 30,      April 1,       Dollar        Percent
 (dollars in millions, except per share data)                      1996           1995         Change         Change
- - ---------------------------------------------------------------------------------------------------------------------
 Revenue...............................................           $63.3          $63.1          $0.2           0.3%

 Gross margin..........................................            31.9           32.6          (0.7)         (2.2%)
    As a % of revenue..................................            50.4%          51.6%

 Operating expenses excluding non-recurring items......            26.2           25.7          (0.5)          2.0%
    As a % of revenue..................................            41.4%          40.7%

 Non-recurring operating expenses:
    Acquisition of in-process research and development              8.8             -            8.8            -
    Restructuring and reorganization...................             0.7            0.4           0.3          75.0%

 Provision for income taxes............................             1.3            2.7          (1.4)        (51.9%)
    Effective tax rate.................................              *            37.6%

 Net income (loss).....................................           $(4.5)          $4.5         $(9.0)       (200.0%)

 Net income (loss) per share...........................           $(0.42)         $0.41        $(0.83)      (202.4%)


 Net income excluding non-recurring items*.............            $4.0           $4.7         $(0.7)        (14.9%)

 Net income per share excluding non-recurring items*...            $0.37          $0.44        $(0.07)       (15.9%)
- - ---------------------------------------------------------------------------------------------------------------------

*Refer to Taxes and Net Income below.


Revenue

In the first quarter of 1996, revenue of $63.3 million was relatively consistent with the $63.1 million reported in the same quarter last year. U.S. revenue decreased 9.6% from the first quarter of 1995, reflecting a continuation of the difficult patient monitoring market conditions. International revenue grew 26.7% to $21.8 million in the first quarter of 1996 compared to $17.2 million in the first quarter of 1995 and represented 34.4% of total revenue this year compared to 27.3% in the same quarter last year. Management cautions that the international market is very competitive and the timing of revenue is volatile and, therefore, difficult to project from quarter to quarter. Accordingly, there can be no assurance that international revenue will continue to compensate for the ongoing contraction of U.S. revenue.





                                      (7)

Gross Margin

Gross margin for the quarter was 50.4%, a decline from 51.6% in the first quarter of 1995. This decline is consistent with the trend of decreasing gross margin the Company has experienced over the past several quarters due to continued pricing pressures in the highly competitive worldwide market. The Company expects these pricing pressures to continue over the foreseeable future.


Operating Expenses Excluding Non-recurring Items

Operating expenses excluding non-recurring items, which consist of selling, general and administrative and research and development costs increased 2.0% from $25.7 million in 1995 to $26.2 million in 1996.

Selling, general and administrative expenses were $18.9 million in the first quarter of 1996, an increase of $1.0 million or 5.6% from $17.9 million in 1995. These expenses represented 29.9% and 28.4% of revenues in the first quarter of 1996 and 1995, respectively. This increase reflects the Company's continuing expansion of its international and clinical information systems sales and marketing efforts.

Research and development expenses were $7.3 million or 11.6% of revenue during the first quarter of 1996 versus $7.8 million or 12.3% for the same period in 1995.


Non-recurring Operating Expenses

In addition to ongoing research and development activities, the Company acquired $8.8 million of in-process research and development in the first quarter of 1996 related to its acquisition of JRS Clinical Technologies, Inc. and its investment with DSA Systems.

In the first quarter of 1996, the Company incurred pre-tax restructuring and reorganization costs of $679,000 related to the continuing consolidation of its printed circuit-board assembly and customer service operations in its new facility located in Redmond, Washington. This consolidation, which was announced in the fourth quarter of 1994 will be substantially complete by the end of the second quarter of 1996 with additional costs not expected to exceed $500,000. On April 16, 1996, the Company further announced plans to close its Chatsworth, California and Hillsboro, Oregon final manufacturing facilities. These operations will be relocated to the Company's new Redmond, Washington facility as well. This consolidation, which is forecast to be finalized by the end of 1996 is expected to result in additional restructuring and reorganization costs ranging from $4.5 to $5.5 million.


Other Income (Expense)

Net interest income for the first quarter of 1996 increased to $757,000 from $635,000 in 1995 resulting from reductions in interest expense related to the capitalization of interest on the Company's new Redmond, Washington facility. Also during the quarter, the Company recognized a $77,000 loss from foreign currency exchange rate fluctuations versus a $149,000 gain in the first quarter 1995.


Taxes and Net Income

The Company incurred income tax expense of approximately $1.3 million, because a substantial portion of acquired in-process research and development costs included in the pre-tax loss of $3.2 million was not deductible for tax purposes. As a result, the Company's effective tax rate for the quarter was not meaningful. In the first quarter of 1995, the effective tax rate was 37.6%, reflecting the mix of federal, state, and foreign tax rates.





                                      (8)

Net income for the first quarter of 1996 was $4.0 million, or $0.37 per share excluding restructuring and reorganization charges of $679,000 and the one-time $8.8 million charge discussed above. In the same quarter last year, net income was $4.7 million or $0.44 per share excluding restructuring charges of $388,000. Including reorganization, restructuring and one-time charges, the Company incurred a net loss of $4.5 million for the first quarter of 1996 compared to net income of $4.5 million for the first quarter last year.


                         CAPITAL RESOURCES & LIQUIDITY



                                                            --------------------------------------------------------
                                                             March 30,      December 29,       Dollar        Percent
(dollars in millions, except per share data)                   1996             1995           Change        Change
- - --------------------------------------------------------------------------------------------------------------------
Cash and short-term investments........................        $44.7            $52.7          $(8.0)        (15.2%)

Working capital........................................        142.0            155.1          (13.1)         (8.4%)

Long-term debt.........................................         14.1             14.3           (0.2)         (1.4%)

Shareholders' equity...................................        194.5            204.1           (9.6)         (4.7%)
- - --------------------------------------------------------------------------------------------------------------------



Capital Resources and Liquidity

At March 30, 1996, cash and short-term investments totaled $44.7 million compared to $52.7 million at December 29, 1995. The short- term investment portfolio is conservatively invested among diversified security types and issuers, and it does not include any derivative products. During the first quarter of 1996, the Company generated $11.3 million in cash from operations, excluding cash paid to acquire in-process research and development, compared to $13.6 million during the same period in 1995. Including in-process research and development expenditures, the Company generated $5.0 million from operations in the first quarter of 1996. At March 30, 1996, the Company's working capital was $142.0 million, as compared to $155.1 million at December 29, 1995. The overall decrease in cash results from the investing and financing activities described below.

The Company invested $7.1 million in property, plant and equipment in the first quarter of 1996 compared with $2.4 million in the same period last year. Of these expenditures, $4.8 million is related to construction of the Company's new facility located in Redmond, Washington; it is anticipated that additional costs for the new building will total approximately $3.7 million by the expected completion date of mid-1996. Other significant uses of cash during 1996 included the purchase of 235,200 shares of the Company's common stock for $5.7 million.

The Company continues to make monthly payments of $62,500 on its outstanding long-term debt of $14.8 million, which is due in total in December 2002. Interest on this debt accrues at 6.66%. The Company has available $16.0 million of domestic lines of credit as well as several small credit lines to meet the operating requirements of its international subsidiaries.

Management believes that existing cash and short-term investments and cash flow from operations, together with available credit lines, will continue to be sufficient to meet ongoing operating requirements as well as the Company's investment in capital additions and research and development activities. In connection with research and development, cash may be used from time to time to acquire technology or to fund strategic ventures.





                                      (9)

In June 1993, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company's common stock in the open market, subject to certain limitations and conditions. Through the first quarter of 1996, 971,200 shares have been purchased. In November 1995, the Board of Directors approved a second share repurchase program of up to 1,000,000 shares. Shares acquired under these programs are being used to service the Company's various employee benefit plans and for other purposes the Company may deem appropriate.


Forward Looking Information

Private Securities Litigation Reform Act of 1995 Compliance Statement:
Statements contained in this report that are not based on historical facts are forward-looking statements subject to uncertainties and risks including, but not limited to: product and service demand and acceptance, economic conditions, the impact of competition and pricing, capacity and supply constraints or difficulties, and other risks detailed in the Company's Securities and Exchange Commission filings.



PART II.

Item 1.  Legal Proceedings

On March 31, 1995, Baby's Benefit International, Inc. ("BBII") filed a lawsuit against the Company and Spectracom, Inc. ("Spectracom") in federal court in Denver, Colorado, alleging various claims relating to breach of contract, trade secret misappropriation, and other tortious conduct, all relating to certain software developed by Spectracom at the Company's expense, and to a development contract between the Company and BBII. While the outcome of this proceeding cannot be predicted with certainty, the Company believes BBII's claims are without merit and is vigorously defending the action. The Company seeks a determination that certain software is not a "derivative work" of the software developed under that contract. BBII is seeking unspecified damages, believed to be substantial, based on a theory of entitlement to a royalty on the alleged derivative work. However, to date, the Company has received only limited revenue based on the sales of the Company software at issue. The parties have filed cross-motions for summary judgment and partial summary judgment on various claims. Recently, the judge postponed the date of the pre-trial conference and allowed additional limited discovery. The Company's current best estimate is that the case may be tried in the fall of 1996, although this date may be influenced by a number of factors, including the court's docket and the timing and nature of the court's decision on the pending summary judgment motions.





                                      (10)

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SPACELABS MEDICAL, INC.
                                                   (Registrant)


                                     BY:      /s/ Carl A. Lombardi
                                        --------------------------------------
                                                  Carl A. Lombardi

                                             Chairman of the Board and
                                              Chief Executive Officer



DATE:  May 8, 1996                 BY:      /s/ James A. Richman
                                        --------------------------------------
                                                  James A. Richman

                                                 Vice President and
                                                Corporate Controller





                                      (11)