Form 10-Q
period 1996-06-29
SPACELABS MEDICAL INC
filed 1996-08-08
CIK 886142

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             ----------------------


                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

                         COMMISSION FILE NUMBER 0-20083


                             ----------------------


                             SPACELABS MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             91-1558809
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification No.)

       15220 N.E. 40TH STREET, P.O. BOX 97013, REDMOND, WASHINGTON   98073
               (Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code: (206) 882-3700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Common stock, par value $.01 per share: 10,009,960 shares outstanding as of July 26, 1996




                    Page 1 of 12 sequentially numbered pages



================================================================================

                             SPACELABS MEDICAL, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996


                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I.   Financial Information

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets
                 - June 29, 1996 (unaudited) and December 29, 1995........... 3
          Condensed Consolidated Statements of Operations (unaudited)
                - Three and Six Months Ended June 29, 1996 and July 1, 1995.. 4 Condensed Consolidated Statements of Cash Flows (unaudited)
                - Six Months Ended June 29, 1996 and July 1, 1995............ 5
          Notes to Condensed Consolidated Financial Statements .............. 6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ....................................... 7


PART II.  Other Information

Item 1.   Legal Proceedings................................................ . 11

Item 4.   Submission of Matters to Vote of Security Holders.................. 11

Item 6.   Exhibits and Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended June 29, 1996 for which this report is filed.


                                      (2)

PART I.

Item 1.  Financial Statements


                             SPACELABS MEDICAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 -------------------------
                                                                   June 29,   December 29,
(in thousands)                                                      1996         1995
- ------------------------------------------------------------------------------------------
                                                                 (unaudited)

                                     ASSETS


Current assets
     Cash and short-term investments .....................       $ 40,976       $ 52,748
     Receivables .........................................         54,548         59,292
     Inventories
          Raw materials ..................................         19,758         15,728
          Work in process ................................          7,711         12,631
          Finished products ..............................         17,731         13,733
          Demonstration equipment ........................          4,128          3,671
          Customer service parts and equipment ...........         10,610         10,149
                                                                 --------       --------
                                                                   59,938         55,912
                                                                 --------       --------
     Prepaid expenses ....................................          1,451          2,154
     Deferred income taxes ...............................         20,670         20,002
                                                                 --------       --------
              Total current assets .......................        177,583        190,108
                                                                 --------       --------
Property, plant and equipment, net .......................         62,530         53,970
Other assets, net ........................................         10,930         10,355
                                                                 --------       --------
                                                                 $251,043       $254,433
                                                                 ========       ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Short-term borrowings ...............................       $    506      $     250
     Current portion of long-term debt ...................            750            750
     Accounts payable and accrued expenses ...............         32,587         28,309
     Deferred revenue ....................................          3,327          2,893
     Taxes on income .....................................          4,138          2,784
                                                                 --------       --------
              Total current liabilities ..................         41,308         34,986
                                                                 --------       --------

Long-term debt ...........................................         13,875         14,250

Deferred income taxes ....................................            994          1,128

Shareholders' equity .....................................        194,866        204,069
                                                                 --------       --------
                                                                 $251,043       $254,433
                                                                 ========       ========

- ----------------------------------------------------------------------------------------

Common shares outstanding ................................         10,222         10,526
                                                                 ========       ========


     See accompanying notes to condensed consolidated financial statements.

                                      (3)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                            Three Months Ended            Six Months Ended
                                                        --------------------------------------------------------
                                                          June 29,        July 1,      June 29,         July 1,
(in thousands, except per share data)                      1996            1995          1996            1995
- ----------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)


Revenue ..........................................      $  62,374       $  64,022      $ 125,677       $ 127,158

Cost of sales ....................................         30,996          31,075         62,420          61,624
                                                        ---------       ---------      ---------       ---------

Gross margin .....................................         31,378          32,947         63,257          65,534
                                                        ---------       ---------      ---------       ---------

Operating expenses
            Selling, general and administrative ..         18,483          18,436         37,415          36,348
            Research and development .............          7,154           7,734         14,484          15,510
            Acquisition of in-process research and
              development ........................           --              --            8,797            --
            Restructuring and reorganization .....          3,323             337          4,002             725
                                                        ---------       ---------      ---------       ---------
                                                           28,960          26,507         64,698          52,583
                                                        ---------       ---------      ---------       ---------

Income (loss) from operations ....................          2,418           6,440         (1,441)         12,951

Other income (expense)
            Interest income, net .................            506             847          1,262           1,482
            Other income (expense), net ..........            (98)             14           (171)             20
                                                        ---------       ---------      ---------       ---------

Income (loss) before income taxes ................          2,826           7,301           (350)         14,453

Provision for income taxes .......................          1,055           2,725          2,358           5,411
                                                        ---------       ---------      ---------       ---------

Net income (loss) ................................      $   1,771       $   4,576      $  (2,708)      $   9,042
                                                        =========       =========      =========       =========

Net income (loss) per share ......................      $    0.17       $    0.43      $   (0.26)      $    0.84
                                                        =========       =========      =========       =========

- ----------------------------------------------------------------------------------------------------------------

Weighted average common shares
  and equivalents outstanding ....................         10,424          10,733         10,602          10,754
                                                        =========       =========      =========       =========



     See accompanying notes to condensed consolidated financial statements.

                                      (4)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended
                                                                            -----------------------
                                                                              June 29,      July 1,
(in thousands)                                                                 1996          1995
- ---------------------------------------------------------------------------------------------------
                                                                                   (unaudited)
Operating activities
    Net income (loss) ................................................      $ (2,708)      $  9,042
    Adjustments to reconcile net income (loss) to net cash provided by operating activities
          Depreciation and amortization ..............................         4,013          4,507
          Acquired in-process research and development ...............         2,087           --
          Deferred income taxes ......................................          (802)          (261)
          Contribution to 401(k) plan in common stock ................           372            447
          Changes in operating assets and liabilities
                (Increase) decrease in receivables ...................         4,646         (2,799)
                (Increase) decrease in inventories ...................        (4,099)         1,707
                Decrease in prepaid expenses .........................           701          1,062
                Increase in accounts payable and accrued expenses ....         4,323          2,046
                Increase (decrease) in deferred revenue ..............           415           (214)
                Increase (decrease) in taxes on income ...............         1,315         (1,464)
          Other ......................................................           130           (378)
                                                                            --------       --------
Cash provided by operating activities ................................        10,393         13,695
                                                                            --------       --------
Investing activities
    Proceeds (purchases) of short-term investments, net ..............            28         (4,890)
    Investment in property, plant and equipment ......................       (12,371)        (5,941)
    Purchase of equity investments ...................................          (785)        (1,930)
    Proceeds from sale of assets .....................................             9          2,075
    Other, net .......................................................          --               19
                                                                            --------       --------
Cash used by investing activities ....................................       (13,119)       (10,667)
                                                                            --------       --------

Effect of exchange rate changes on cash ..............................           (25)            38
                                                                            --------       --------

Financing activities
    Change in short-term borrowings ..................................           256           --
    Principal payments on long-term debt .............................          (375)          (350)
    Purchase of treasury stock .......................................        (9,459)        (2,113)
    Exercise of stock options ........................................           584            386
                                                                            --------       --------
Cash used by financing activities ....................................        (8,994)        (2,077)
                                                                            --------       --------

Increase (decrease) in cash and cash equivalents .....................       (11,745)           989
Cash and cash equivalents at beginning of period .....................        46,464         29,581
                                                                            --------       --------


Cash and cash equivalents at end of period ...........................      $ 34,719       $ 30,570
                                                                            ========       ========

- -------------------------------------------------------------------------------

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


2.      Restructuring and Reorganization

During the second quarter of 1996, the Company recorded restructuring and reorganization charges of $3.3 million related to the continuing consolidation of its manufacturing and customer service operations. The Company expects to incur restructuring costs related to these activities through the end of 1996.


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

                                      (6)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                           RESULTS OF OPERATIONS

                                              ----------------------------------------------------------------------------------
                                                         Three Months Ended                        Six Months Ended
                                              ----------------------------------------------------------------------------------
                                               June 29,   July 1,    Dollar   Percent   June 29,   July 1,    Dollar     Percent
(dollars in millions, except per share data)     1996      1995      Change    Change     1996      1995      Change      Change
- --------------------------------------------------------------------------------------------------------------------------------

Revenue ...........................            $  62.4   $  64.0   $  (1.6)     (2.6%)  $ 125.7   $ 127.2    $  (1.5)     (1.2%)

Gross margin ......................               31.4      32.9      (1.5)     (4.8%)     63.3      65.5       (2.2)     (3.5%)
   As a % of revenue ..............               50.3%     51.5%                          50.3%     51.5%

Operating expenses ................               25.6      26.2      (0.6)     (2.3%)     51.9      51.9       --        --
   As a % of revenue ..............               41.1%     40.9%                          41.3%     40.8%

Non-recurring operating expenses:
  Acquired research and development               --        --        --        --          8.8      --          8.8      --
  Restructuring and reorganization                 3.3       0.3       3.0   1,000.0%       4.0       0.7        3.3     471.4%

Provision for income taxes ........                1.1       2.7      (1.6)    (59.3%)      2.4       5.4       (3.0)    (55.6%)
  Effective tax rate ..............               37.3%     37.3%                            *       37.4%

Net income (loss) .................            $   1.8   $   4.6   $  (2.8)    (61.3%)  $  (2.7)  $   9.0    $ (11.7)   (130.0%)

Net income (loss) per share .......            $  0.17   $  0.43   $ (0.26)    (60.5%)  $ (0.26)  $  0.84    $ (1.10)   (131.0%)



Net income excluding non-recurring
items* ............................            $   3.9   $   4.8   $  (0.9)    (19.5%)  $   7.8   $   9.5    $ (1.70)    (17.9%)

Net income per share excluding non-
recurring items* ..................            $  0.37   $  0.45   $ (0.08)    (17.8%)  $  0.74   $  0.89    $ (0.15)    (16.9%)

- --------------------------------------------------------------------------------------------------------------------------------

*Refer to Taxes and Net Income below

Revenue

In the second quarter of 1996, total revenue of $62.4 million declined 2.6% compared to the $64.0 million reported in the same quarter last year. This decline was largely attributable to a 6.7% contraction in U.S. revenue compared to the same quarter last year. Increases in international revenues of 6.1% over the second quarter of 1995 partially offset this decline. International revenue represented 34.9% of total revenue in the second quarter of 1996 compared to 32.1% in the same period of 1995.

Year-to-date revenue of $125.7 million represents a 1.2% decline compared to $127.2 million last year. The overall revenue decline was attributable to the contracting U.S. market and the resulting decline in unit sales and continued pressure on prices. International revenue increased 15.4% to $43.6 million in 1996 from $37.8 million in 1995 and represented 34.7% of total revenue for the first six months of 1996, compared to 29.7% for the same period in 1995. Although international revenue has partially offset the declines in the U.S. market, international markets are very competitive and revenue is volatile and difficult to predict from quarter to quarter. Uncertainties also arise in the timing of international revenue due to the need for foreign governmental approvals and more complex international financing arrangements.


                                      (7)

Gross Margin

Gross margin for the quarter and year-to-date was 50.3% of revenue in 1996 compared to 51.5% in both the second quarter and first six months of 1995. Aggressive pricing in the highly competitive worldwide market has put pressure on product margins, and the Company expects to see this trend continue.

Operating Expenses Excluding Non-recurring Items

Operating expenses, excluding non-recurring items, consist of selling, general and administrative, and research and development costs which declined 2.3% from $26.2 million in the second quarter of 1995 to $25.6 million in 1996. Year-to-date these expenses remained constant at $51.9 million in both 1996 and 1995.

For the quarter, selling, general and administrative expenses remained relatively constant at $18.5 million in 1996 and $18.4 million in 1995. Year-to-date these expenses were $37.4 million and $36.3 million, representing 29.7% and 28.5% of year-to-date revenues in 1996 and 1995, respectively. This increase is attributable to the expansion of the Company's international operations and clinical information systems sales and marketing efforts.

Research and development expenses were $7.2 million in the second quarter of 1996, a decline of 6.5% from the $7.7 million incurred in the same quarter last year. On a year-to-date basis, these expenses were $14.5 million in 1996 and $15.5 million in 1995 and represented 11.5% and 12.2% of revenues, respectively. Research and development expenditures have typically ranged between 11% and 12% of revenue and management expects this level of expenditures to continue.

Non-Recurring Operating Expenses

For the second quarter of 1996, the Company incurred pre-tax restructuring and reorganization charges of $3.3 million which primarily related to the relocation of its Chatsworth, California and Hillsboro, Oregon operations to its new Redmond, Washington facility. For the year, restructuring and reorganization expenses were $4.0 million. The Company anticipates an additional $2.5 million will be required to complete the consolidation by the end of 1996 and anticipates annual cost savings of approximately $2.0 million as a result of this consolidation.

As previously announced, the Company expensed $8.8 million of in-process research and development in the first quarter of 1996 related to its acquisition of JRS Clinical Technologies, Inc. and its investment with DSA Systems.

                                      (8)

Other Income (Expense)

Net interest income for the second quarter of 1996 declined to $506,000 from $847,000 in 1995. Year-to-date interest income totaled $1.3 million in 1996 versus $1.5 million in 1995. The decrease in interest income is the result of lower invested cash balances and a decrease in the rate of return, partially offset by interest expense of $431,000 capitalized on the Company's new Redmond, Washington facility in 1996. Also during the quarter, the Company recognized a $98,000 loss from foreign currency exchange rate fluctuations versus a $33,000 gain in the second quarter of 1995. Year-to- date, the Company has recognized a $174,000 loss from foreign exchange versus a $182,000 gain in 1995.

Taxes and Net Income

The effective tax rate was 37.3% in the first quarters of both 1996 and 1995. Year-to-date, the Company has incurred income tax expense of $2.4 million on a pre-tax loss of $350,000 because a substantial portion of acquired in-process research and development costs, incurred in the first quarter of 1996, is not deductible for tax purposes. As a result, the Company's year-to-date effective tax rate was not meaningful. The effective tax rate for the first six months of 1995, was 37.4%, reflecting the mix of federal, state and foreign tax rates.

Net income for the quarter was $3.9 million or $0.37 per share excluding pre-tax restructuring and reorganization charges of $3.3 million. In the same quarter last year, net income was $4.8 million or $0.45 per share excluding restructuring charges of $337,000. Including these charges, the Company generated net income of $1.8 million or $0.17 per share and $4.6 million or $0.43 per share in the second quarter of 1996 and 1995, respectively.

On a year-to-date basis, the Company generated net income of $7.8 million or $0.74 per share excluding restructuring and reorganization charges of $4.0 million and the one-time $8.8 million charge discussed above. In 1995, net income was $9.5 million or $0.89 per share excluding restructuring charges of $725,000. Including these charges, the Company incurred a net loss of $2.7 million or $0.26 per share for the first six months of 1996 compared to net income of $9.0 million or $0.84 per share in 1995.

                          CAPITAL RESOURCES & LIQUIDITY

                                       ------------------------------------------------
                                       June 29,   December 29,    Dollar       Percent
(dollars in millions)                    1996         1995        Change        Change
- ---------------------------------------------------------------------------------------

Cash and short-term investments         $ 41.0      $   52.7      $(11.7)       (22.2)%

Working capital ...............          136.3         155.1       (18.8)       (12.1)%

Long-term debt ................           13.9          14.3        (0.4)        (2.8)%

Shareholders' equity ..........          194.9         204.1        (9.2)        (4.5)%

- --------------------------------------------------------------------------------------


                                      (9)

Capital Resources and Liquidity

At June 29, 1996, cash and short-term investments totaled $41.0 million compared to $52.7 million at December 29, 1995. The short-term investment portfolio is invested among diversified security types and issuers, and it does not include any derivative products. During the first six months of 1996, the Company generated $16.7 million in cash from operations, excluding cash paid to acquire in-process research and development, compared to $13.7 million during the same period in 1995. Including in-process research and development expenditures, the Company generated $10.4 million from operations during the first six months of 1996. At June 29, 1996, the Company's working capital was $136.3 million, compared to $155.1 million at December 29, 1995. The overall decrease in cash results from the investing and financing activities described below.

The Company invested $12.4 million in property, plant and equipment during the first six months of 1996 compared with $5.9 million in the same period last year. Of these expenditures, $8.0 million was related to construction of the Company's new facility located in Redmond, Washington, which was substantially complete by the end of the second quarter of 1996. Other significant uses of cash during 1996 included the purchase of 375,200 shares of the Company's common stock for $9.5 million.

The Company continues to make monthly payments of $62,500 on its outstanding long-term debt of $14.6 million, which is due in total in December, 2002. Interest on this debt accrues at 6.66%. The Company has available $16.0 million of domestic lines of credit as well as several small credit lines to meet the operating requirements of its international subsidiaries.

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

In June 1993, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company's common stock in the open market, subject to certain limitations and conditions. Through the second quarter of 1996, all shares under this program have been purchased. In November 1995, the Board of Directors approved a second share repurchase program of up to 1,000,000 shares. Through the second quarter of 1996, 111,200 shares have been purchased under this second share repurchase program. Shares acquired under these programs are being used to service the Company's various employee benefit plans and for other purposes the Company may deem appropriate.

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

                                      (10)

PART II.

Item 1.  Legal Proceedings

On March 31, 1995, a lawsuit was filed against the Company by Baby's Benefit International, Inc., in federal court in Denver, Colorado, alleging various claims relating to breach of contract, trade secret misappropriation, and other tortious conduct, all relating to certain software developed by a third party software development contractor, at the Company's expense. In July, this litigation was amicably resolved between the parties on terms which SpaceLabs believes will be favorable, but not material, to its operations. In connection with this settlement, there was no admission of liability or wrongdoing by either party.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of SpaceLabs Medical, Inc.'s shareholders was held on May 9, 1996. The following proposals were submitted to a vote:

a) The election of seven directors, each to hold office for a term of one year, each of whom were previously a director of SpaceLabs Medical, Inc. This proposal passed with the following number of votes:

                                            Affirmative       Abstentions
                                            -----------       -----------
         Gilbert W. Anderson                 9,330,211           39,739
         Thomas J. Dudley, D.B.A.            9,331,351           38,599
         Harvey Feigenbaum, M.D.             9,330,669           39,281
         Dennis C. Fill                      9,329,928           40,022
         Carl A. Lombardi                    9,324,543           45,407
         Phillip M. Nudelman, Ph.D.          9,331,235           38,715
         Harry Woolf, Ph.D.                  9,330,211           39,739


b) Approval of Amendments to the SpaceLabs Medical, Inc. Stock Option and Deferral Plan for Nonemployee Directors. This proposal passed with 7,609,375 affirmative votes, 1,655,122 negative votes, and 105,453 abstentions.

c) Ratification of the appointment of KPMG Peat Marwick LLP as auditors for SpaceLabs Medical, Inc. for 1996. This proposal passed with 9,331,431 affirmative votes, 20,937 negative votes, and 17,582 abstentions.

                                      (11)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SPACELABS MEDICAL, INC.
                                           (Registrant)





DATE:  August 8, 1996                  BY:        /s/ Carl A. Lombardi
                                           -----------------------------------
                                                    Carl A. Lombardi

                                                Chairman of the Board and
                                                 Chief Executive Officer




                                       BY:        /s/ James A. Richman
                                           -----------------------------------
                                                    James A. Richman

                                                   Vice President and
                                                  Corporate Controller

                                      (12)