Form 10-Q
period 1996-09-28
SPACELABS MEDICAL INC
filed 1996-11-08
CIK 886142

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO        .

                         COMMISSION FILE NUMBER 0-20083




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


       Registrant's telephone number, including area code: (206) 882-3700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---       ---


      Common stock, par value $.01 per share: 9,904,692 shares outstanding as of October 25, 1996




                    Page 1 of 12 sequentially numbered pages

                             SPACELABS MEDICAL, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996


                                TABLE OF CONTENTS



                                                                                             Page
                                                                                             ----
PART I.   Financial Information

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets
               - September 28, 1996 (unaudited) and December 29, 1995.....................    3
          Condensed Consolidated Statements of Income (unaudited)
              - Three and Nine Months Ended September 28, 1996 and September 30, 1995.....    4
          Condensed Consolidated Statements of Cash Flows (unaudited)
              - Nine Months Ended September 28, 1996 and September 30, 1995...............    5
          Notes to Condensed Consolidated Financial Statements............................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................................    7


PART II.  Other Information

Item 1.   Legal Proceedings...............................................................   11

Item 6.   Exhibits and Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended September 28, 1996 for which this report is filed.




                                      (2)

PART I.

Item 1.  Financial Statements


                             SPACELABS MEDICAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       ----------------------------
                                                       September 28,   December 29,
(in thousands)                                            1996            1995
-----------------------------------------------------------------------------------
                                                       (unaudited)
                     ASSETS

Current assets
    Cash and short-term investments ............        $ 30,393        $ 52,748
    Receivables ................................          59,607          59,292
    Inventories
       Raw materials ...........................          13,684          15,728
       Work in process .........................          14,648          12,631
       Finished products .......................          14,343          13,733
       Demonstration equipment .................           4,201           3,671
       Customer service parts and equipment ....          11,146          10,149
                                                        --------        --------
                                                          58,022          55,912
                                                        --------        --------
    Prepaid expenses ...........................           2,535           2,154
    Deferred income taxes ......................          20,613          20,002
                                                        --------        --------
           Total current assets ................         171,170         190,108
                                                        --------        --------

Property, plant and equipment, net .............          62,048          53,970

Other assets, net ..............................          17,102          10,355
                                                        --------        --------
                                                        $250,320        $254,433
                                                        ========        ========
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Short-term borrowings ......................        $     74        $    250
    Current portion of long-term debt ..........             750             750
    Accounts payable and accrued expenses ......          32,142          28,309
    Deferred revenue ...........................           3,661           2,893
    Taxes on income ............................           4,203           2,784
                                                        --------        --------
           Total current liabilities ...........          40,830          34,986
                                                        --------        --------

Long-term debt .................................          13,688          14,250

Deferred income taxes ..........................             881           1,128

Shareholders' equity ...........................         194,921         204,069
                                                        --------        --------
                                                        $250,320        $254,433
                                                        ========        ========

--------------------------------------------------------------------------------

Common shares outstanding ......................           9,914          10,526
                                                        ========        ========

     See accompanying notes to condensed consolidated financial statements.



                                      (3)

                             SPACELABS MEDICAL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME




                                                      Three Months Ended                Nine Months Ended
                                                   -----------------------------------------------------------
                                                   Sept. 28,       Sept. 30,        Sept. 28,        Sept. 30,
(in thousands, except per share data)                1996            1995             1996             1995
--------------------------------------------------------------------------------------------------------------
                                                                          (unaudited)
Revenue ....................................       $ 60,047        $ 63,230        $ 185,724        $ 190,388

Cost of sales ..............................         29,739          31,117           92,159           92,741
                                                   --------        --------        ---------        ---------

Gross margin ...............................         30,308          32,113           93,565           97,647
                                                   --------        --------        ---------        ---------

Operating expenses
         Selling, general and administrative         17,854          17,223           55,269           53,570
         Research and development ..........          6,936           7,232           21,420           22,743
         Acquisition of in-process research
            and development ................             --              --            8,797               --
         Restructuring and reorganization ..          1,362             742            5,364            1,466
                                                   --------        --------        ---------        ---------
                                                     26,152          25,197           90,850           77,779
                                                   --------        --------        ---------        ---------

Income from operations .....................          4,146           6,916            2,715           19,868

Other income (expense)
         Interest income, net ..............            297             862            1,559            2,343
         Other income (expense), net .......            (19)            (21)            (190)              (1)
                                                   --------        --------        ---------        ---------

Income before income taxes .................          4,434           7,757            4,084           22,210

Provision for income taxes .................          1,655           2,903            4,013            8,313
                                                   --------        --------        ---------        ---------

Net income .................................       $  2,779        $  4,854        $      71        $  13,897
                                                   ========        ========        =========        =========


Net income per share .......................       $   0.27        $   0.45        $    0.01        $    1.29
                                                   ========        ========        =========        =========
--------------------------------------------------------------------------------------------------------------
Weighted average common shares
  and equivalents outstanding ..............         10,141          10,811           10,439           10,765
                                                   ========        ========        =========        =========



     See accompanying notes to condensed consolidated financial statements.




                                      (4)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended
                                                                     -------------------------
                                                                     Sept. 28,       Sept. 30,
(in thousands)                                                         1996            1995
----------------------------------------------------------------------------------------------
                                                                           (unaudited)
Operating activities
   Net income ................................................       $     71        $ 13,897
   Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization ........................          6,350           6,468
        Acquired in-process research and development .........          2,087              --
        Deferred income taxes ................................           (858)             58
        Contribution to 401(k) plan in common stock ..........            570             666
        Changes in operating assets and liabilities
            Increase in receivables ..........................           (362)         (7,079)
            (Increase) decrease in inventories ...............         (2,094)          3,904
            (Increase) decrease in prepaid expenses ..........           (379)             77
            Increase in accounts payable and accrued expenses           3,848           1,661
            Increase in deferred revenue .....................            748             239
            Increase (decrease) in taxes on income ...........          1,396            (208)
        Other ................................................            159            (183)
                                                                     --------        --------
Cash provided by operating activities ........................         11,536          19,500
                                                                     --------        --------

Investing activities
   Proceeds of short-term investments, net ...................             30             958
   Investment in property, plant and equipment ...............        (16,499)        (10,366)
   Purchase of equity investments ............................           (854)         (2,058)
   Proceeds from sale of assets ..............................             35           2,083
                                                                     --------        --------
Cash used by investing activities ............................        (17,288)         (9,383)
                                                                     --------        --------

Effect of exchange rate changes on cash ......................            (50)            (29)
                                                                     --------        --------

Financing activities
   Change in short-term borrowings ...........................           (176)             --
   Principal payments on long-term debt ......................           (562)           (525)
   Purchase of treasury stock ................................        (16,506)         (2,113)
   Exercise of stock options .................................            721           1,051
                                                                     --------        --------
Cash used by financing activities ............................        (16,523)         (1,587)
                                                                     --------        --------

Increase (decrease) in cash and cash equivalents .............        (22,325)          8,501
Cash and cash equivalents at beginning of period .............         46,464          29,581
                                                                     --------        --------

Cash and cash equivalents at end of period ...................       $ 24,139        $ 38,082
                                                                     ========        ========

--------------------------------------------------------------------------------------------------------------



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


2.    Restructuring and Reorganization

During the third quarter of 1996, the Company recorded restructuring and reorganization charges of $1.4 million related to the continuing consolidation of its manufacturing and customer service operations. The Company expects to incur restructuring costs related to these activities through the end of 1996.


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




                                      (6)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

                                        ------------------------------------------------------------------------------------------
                                                        Three Months Ended                          Nine Months Ended
                                        ------------------------------------------------------------------------------------------
(dollars in millions, except                Sept. 28,  Sept. 30,   Dollar     Percent   Sept. 28,  Sept. 30,    Dollar     Percent
per share data)                                1996      1995      Change     Change      1996       1995       Change     Change

----------------------------------------------------------------------------------------------------------------------------------

Revenue...............................        $60.0     $63.2     $ (3.2)     (5.0%)     $185.7     $190.4      $ (4.7)     (2.5%)

Gross margin..........................         30.3      32.1       (1.8)     (5.6%)       93.6       97.6        (4.0)     (4.2%)
   As a % of revenue..................         50.5%     50.8%                             50.4%      51.3%

Operating expenses....................         24.8      24.5        0.3       1.4%        76.7       76.3         0.4        --
   As a % of revenue..................         41.3%     38.7%                             41.3%      40.1%

Non-recurring operating expenses:
   Acquired research and development             --        --         --        --          8.8         --         8.8        --
   Restructuring and reorganization...          1.4       0.7        0.7      83.6%         5.4        1.5         3.9     265.9%

Provision for income taxes............          1.7       2.9       (1.2)    (43.0%)        4.0        8.3        (4.3)    (51.7%)
   Effective tax rate.................         37.3%     37.4%                               *        37.4%

Net income ...........................        $ 2.8     $ 4.9     $ (2.1)    (42.7%)     $  0.1     $ 13.9      $(13.8)    (99.5%)

Net income per share..................        $0.27     $0.45     $(0.18)    (40.0%)     $ 0.01     $ 1.29       (1.28)    (99.2%)



Net income excluding non-recurring
items*................................        $ 3.6     $ 5.3     $ (1.7)    (31.7%)     $ 11.4     $ 14.8      $ (3.4)    (22.8%)

Net income per share excluding
non-recurring items*..................        $0.36     $0.49     $(0.13)    (26.5%)     $ 1.10     $ 1.38      $(0.28)    (20.3%)

------------------------------------------------------------------------------------------------------------------------------

*Refer to Taxes and Net Income below

Revenue

Total revenue was $60.0 million in the third quarter of 1996 compared to $63.2 million in the same period of 1995. The 5% decline in revenue is attributable to both a slow down in unit sales and continued pressure on prices. For the quarter, U.S. revenue declined 1.7% to $42.9 million from $43.6 million in 1995. International revenue declined 12.7% to $17.2 million from $19.7 million in 1995. The quarter's international results are indicative of the fact that the shipment of these orders is more susceptible to timing uncertainties due to external requirements mostly from governmental agencies and financial institutions. The influence of these factors on the timing of international shipments may continue to impact revenue from quarter to quarter.

Year-to-date revenue of $185.7 million represents a 2.5% decline compared to $190.4 million last year. This decline is attributable to a reduction in U.S. revenue of 6.0% to $125.0 million in 1996 from $133.0 million in 1995. International revenue increased 6% to $60.7 million in 1996 from $57.4 million in 1995 and represented 32.7% of total revenue for the first nine months of 1996, compared to 30.2% for the same period in 1995.


                                      (7)

Gross Margin

Gross margin for the third quarter was 50.5% of revenue in 1996 compared to 50.8% in 1995. On a year-to-date basis, gross margin was 50.4% in 1996 compared to 51.3% in 1995. Aggressive pricing in the highly competitive worldwide market has put pressure on product margins, and the Company expects to see this trend continue.

Operating Expenses Excluding Non-recurring Items

Operating expenses, excluding non-recurring items, consist of selling, general and administrative, and research and development costs which increased 1.4% from $24.5 million in the third quarter of 1995 to $24.8 million in 1996. Year-to-date these expenses remained relatively constant at $76.7 million in 1996 and $76.3 million in 1995.

For the quarter, selling, general and administrative expenses increased to $17.9 million in 1996 from $17.2 million in 1995. Year-to-date these expenses were $55.3 million or 29.8% of revenue in 1996 and $53.6 million or 28.1% of revenue in 1995. This increase is attributable to the expansion of both the Company's international operations and the clinical information systems sales and marketing efforts. Management anticipates some continued upward movement in selling, general, and administrative expenses as the Company continues to progress with its investments in these activities.

Research and development expenses were $6.9 million in the third quarter of 1996, a decline of 4.1% from the $7.2 million incurred in the same quarter last year. On a year-to-date basis, these expenses were $21.4 million in 1996 and $22.7 million in 1995 and represented 11.5% and 11.9% of revenues, respectively. Research and development expenditures have typically ranged between 11% and 12% of revenue and management expects this level of expenditures to continue.

Non-Recurring Operating Expenses

For the third quarter of 1996, the Company incurred pre-tax restructuring and reorganization charges of $1.4 million primarily related to the relocation of its Chatsworth, California and Hillsboro, Oregon operations to its new Redmond, Washington facility. For the year, restructuring and reorganization expenses were $5.4 million. The relocation of the Hillsboro operation to Redmond is complete and to date, production volumes have generally been maintained through the period of transition; however, Chatsworth has been the largest manufacturing operation and as it is relocated to Redmond there may be some delays in the shipment of orders. The Company anticipates an additional $1.5 million will be required to complete the consolidation by the end of 1996 and anticipates annual cost savings of approximately $2.0 million as a result of this consolidation.

On October 15, 1996, the Company announced that it had signed a letter of intent to acquire AMS, a privately held company with headquarters in Hamden, Connecticut, for approximately $7.0 million. AMS manufactures and markets fetal monitors and an obstetrical management clinical information system that together provide a complete electronic record. The acquisition is conditional upon successful document negotiations and a satisfactory due diligence phase, among other things. The acquisition is expected to be completed by the end of 1996. A substantial portion of the purchase price is expected to be accounted for as a one-time charge against earnings attributable to the purchase of in-process research and development.

                                      (8)

As previously announced, the Company expensed $8.8 million of in-process research and development in the first quarter of 1996 related to its acquisition of JRS Clinical Technologies, Inc. and its investment with DSA Systems.

Other Income (Expense)

Net interest income for the third quarter of 1996 declined to $297,000 from $862,000 in 1995. Year-to-date net interest income totaled $1.6 million in 1996 versus $2.3 million in 1995. The decrease in interest income is the result of lower invested cash balances and a decrease in the rate of return, partially offset by interest expense of $431,000 capitalized on the Company's new Redmond, Washington facility in 1996 compared to $64,000 in 1995. Also during the quarter, the Company recognized a $26,000 loss from foreign currency exchange rate fluctuations compared to a $21,000 loss in the third quarter of 1995. Year-to-date, the Company has recognized a $200,000 loss from foreign exchange versus a $161,000 gain in 1995.

Taxes and Net Income

The effective tax rate was 37.3% and 37.4% in the third quarter of 1996 and 1995, respectively. Year-to-date, the Company has incurred income tax expense of $4.0 million on pre-tax income of $4.1 million because a substantial portion of acquired in-process research and development costs, incurred in the first quarter of 1996, is not deductible for tax purposes. As a result, the Company's year-to-date effective tax rate was not meaningful. The effective tax rate for the first nine months of 1995 was 37.4%, reflecting the mix of federal, state and foreign tax rates.

Net income for the quarter was $3.6 million or $0.36 per share excluding pre-tax restructuring and reorganization charges of $1.4 million. In the same quarter last year, net income was $5.3 million or $0.49 per share excluding restructuring charges of $742,000. Including these charges, the Company generated net income of $2.8 million or $0.27 per share and $4.9 million or $0.45 per share in the third quarter of 1996 and 1995, respectively.

On a year-to-date basis, the Company generated net income of $11.4 million or $1.10 per share excluding restructuring and reorganization charges of $5.4 million and the one-time $8.8 million charge discussed above. In 1995, net income was $14.8 million or $1.38 per share excluding restructuring charges of $1.5 million. Including these charges, the Company generated net income of $71,000 or $0.01 per share for the first nine months of 1996 compared to net income of $13.9 million or $1.29 per share in 1995.

                                      (9)

                          CAPITAL RESOURCES & LIQUIDITY

                                                            ---------------------------------------------------------------
                                                               Sept. 28,        Dec. 29,         Dollar        Percent
(dollars in millions)                                            1996             1995           Change        Change
---------------------------------------------------------------------------------------------------------------------------
Cash and short-term investments............................      $30.4           $52.7          $(22.3)        (42.4%)

Working capital............................................      130.3           155.1           (24.8)        (16.0%)

Long-term debt.............................................       13.7            14.3            (0.6)         (3.9%)

Shareholders' equity.......................................      194.9           204.1            (9.2)         (4.5%)

----------------------------------------------------------------------------------------------------------------------------

Capital Resources and Liquidity

At September 28, 1996, cash and short-term investments totaled $30.4 million compared to $52.7 million at December 29, 1995. The short-term investment portfolio is invested among diversified security types and issuers, and does not include any derivative products. During the first nine months of 1996, the Company generated $17.9 million in cash from operations, excluding cash paid to acquire in-process research and development, compared to $19.5 million during the same period in 1995. Including in-process research and development expenditures, the Company generated $11.5 million from operations during the first nine months of 1996. At September 28, 1996, the Company's working capital was $130.3 million, compared to $155.1 million at December 29, 1995. The overall decrease in cash results from the investing and financing activities described below.

The Company invested $16.5 million in property, plant and equipment during the first nine months of 1996 compared with $10.4 million in the same period last year. Of these expenditures, $8.0 million was related to construction of the Company's new facility located in Redmond, Washington, which was substantially complete by the end of the second quarter of 1996. Other significant uses of cash during 1996 included the purchase of 706,200 shares of the Company's common stock for $16.5 million.

The Company continues to make monthly payments of $62,500 on its outstanding long-term debt of $13.7 million, which is due in total in December, 2002. Interest on this debt accrues at 6.66%. The Company has available $16.0 million of domestic lines of credit as well as several small credit lines to meet the operating requirements of its international subsidiaries.

Management believes that existing cash and short-term investments and cash flow from operations, together with available credit lines, will continue to be sufficient to meet ongoing operating requirements as well as the Company's investment in capital additions and research and development activities. Cash may be used from time to time to acquire technology or to fund strategic ventures.

In June 1993, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company's common stock in the open market, subject to certain limitations and conditions. Through the second quarter of 1996, all shares under this program had been purchased. In November 1995, the Board of Directors approved a second share repurchase program of up to 1,000,000 shares.


                                      (10)

Through the third quarter of 1996, 442,200 shares had been purchased under this second share repurchase program. Shares acquired under these programs are being used to service the Company's various employee benefit plans and for other purposes the Company may deem appropriate.

Forward Looking Information

Private Securities Litigation Reform Act of 1995 Compliance Statement:
Statements contained in this report that are not based on historical facts are forward-looking statements subject to uncertainties and risks including, but not limited to: product and service demand and acceptance, economic conditions, the impact of competition and pricing, capacity and supply constraints or difficulties, future cost savings, and other risks detailed in the Company's Securities and Exchange Commission filings.



PART II.

Item 1.  Legal Proceedings

As disclosed in the Company's second quarter 1996 Form 10-Q quarterly report, litigation between the Company and Baby's Benefit International, Inc. was amicably resolved between the parties on terms which SpaceLabs believes will be favorable, but not material, to its operations. In connection with this settlement, there was no admission of liability or wrongdoing by either party.

                                      (11)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SPACELABS MEDICAL, INC.
                                          (Registrant)



DATE:  November 8, 1996              BY:            /s/ Carl A. Lombardi
                                         ---------------------------------------
                                                       Carl A. Lombardi

                                                  Chairman of the Board and
                                                   Chief Executive Officer




                                     BY:            /s/ James A. Richman
                                         ---------------------------------------
                                                     James A. Richman

                                                    Vice President and
                                                   Corporate Controller

                                      (12)