Form 10-K
period 1996-12-27
SPACELABS MEDICAL INC
filed 1997-03-17
CIK 886142

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1996

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM --------------- TO ---------------

                         COMMISSION FILE NUMBER 0-20083

                            SPACELABS MEDICAL, INC.
              (Exact name of registrant as specified in its charter)

                            ------------------------

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

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the common stock held by nonaffiliates of the registrant as of February 7, 1997 was $213,328,128.13 (based on the closing sale price of $21 7/8 per share on the Nasdaq National Market on such date).

       The number of shares outstanding of the registrant's common stock, $0.01 par value per share as of February 7, 1997 was 9,752,143.

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 1997 Annual General Meeting of Shareholders
Part III (Items 10-13)
================================================================================

                               TABLE OF CONTENTS

PART I
      ITEM 1.    BUSINESS.......................................................................    1
                 HISTORY........................................................................    1
                 PATIENT MONITORING AND CLINICAL INFORMATION SYSTEMS IN GENERAL.................    2
                 PRINCIPAL MARKETS..............................................................    3
                 SPACELABS MEDICAL'S PRODUCTS...................................................    4
                 RESEARCH AND DEVELOPMENT.......................................................    7
                 MANUFACTURING..................................................................    7
                 SALES AND MARKETING............................................................    8
                 CUSTOMER SUPPORT AND WARRANTY..................................................    8
                 COMPETITION....................................................................    9
                 PATENTS, TRADEMARKS AND LICENSES...............................................    9
                 GOVERNMENTAL REGULATION........................................................   10
                 CHANGES IN HEALTHCARE..........................................................   11
                 EMPLOYEES......................................................................   11
                 FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
                 AND EXPORT SALES...............................................................   11

      ITEM 2.    PROPERTIES.....................................................................   12
      ITEM 3.    LEGAL PROCEEDINGS..............................................................   12
      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................   13
                 EXECUTIVE OFFICERS OF THE REGISTRANT...........................................   13

PART II
      ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 SHAREHOLDER MATTERS............................................................   14
      ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA...........................................   15
      ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS......................................................   16
      ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................   22
      ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE............................................   43

PART III
      ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................   43

PART IV
      ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                 ON FORM 8-K....................................................................   43

                                     PART I

                                ITEM 1. BUSINESS

Spacelabs Medical, Inc. ("Spacelabs Medical" or the "Company") develops, manufactures, markets and services patient monitoring and clinical information systems ("CIS") products for use in critical and acute care worldwide. Spacelabs Medical's principal business is a line of products that, as an integrated whole, forms an advanced and comprehensive critical care patient monitoring system and the foundation for a clinical information system. The Company also sells supplies and certain other products, such as ambulatory monitoring systems.

Spacelabs Medical's strategy has three elements: first, to transition into the emerging clinical information systems market; second, to expand its presence in international markets; and third, to maintain and enhance its leadership position in the U.S. critical care monitoring market.

The first element of the Company's strategy is to move into the emerging clinical information systems market. One aspect of this will be to capitalize on the Company's large installed base of monitoring systems to transition into the critical care clinical information systems market with its Chartmaster(TM) CIS. A second aspect of this strategy is to broaden the Company's CIS offering through acquisitions and joint ventures. In 1996, the Company acquired JRS Clinical Technologies, Inc. ("JRS Clinical Technologies"), a clinical information systems company which provides a point-of-care clinical information system designed around multidisciplinary clinical pathways. The Company also entered into a distribution agreement and joint venture with DSA Systems, Inc. ("DSA Systems"), a software development company. The Company has signed a letter of intent to acquire Advanced Medical Systems (AMS). The acquisition is conditional upon satisfactory due diligence and successful document negotiation. With the anticipated purchase of AMS in early 1997, the Company will add an obstetrical CIS. When integrated with the Company's internally developed critical care system, these product lines provide a point-of-care-based CIS which supports management of the process of care throughout the enterprise and in both monitored and non-monitored areas of the hospital.

The second element of the Company's strategy is to expand its efforts to penetrate international markets. While there are many similarities among various national markets, the Company believes that most national markets must be approached on an individual basis. An individualized approach includes not only product-related requirements such as regulatory approvals, user interfaces and documentation in the local language, but also requires investment in the creation of distribution channels and in the establishment of a base of satisfied customers.

The third element of this strategy reflects the ongoing challenge to maintain technological leadership in critical care monitoring. To maintain and enhance its competitive position, the Company believes that it must continue to develop new and clinically useful products through the application of advanced technology, that it must maintain strong sales, marketing and service organizations that compete effectively, and that it must provide products that add value to its current customers' existing equipment. With the anticipated purchase of AMS in early 1997, the Company will add fetal monitors to its perinatal product line.

HISTORY

Spacelabs Medical was founded in 1958 to collaborate with NASA in developing technology to monitor the vital signs of astronauts in space. By the mid-1960s, the Company was developing vital sign monitoring systems for use in hospitals, and in 1968 it introduced its first system for monitoring patients in intensive care units. Its technological innovations include the first monitors using distributed microprocessors and the first modular monitors. Between 1980 and 1992, Spacelabs Medical was a wholly owned subsidiary, first of Squibb Corporation ("Squibb") and then of a 1987 spin-off from Squibb, Westmark International Incorporated ("Westmark"). While owned by Squibb, two complementary businesses were aligned with Spacelabs Medical: Vita-Stat Medical Services, Inc. ("Vita-Stat"), a leading provider of public blood-pressure-screening products; and the patient monitoring division of Tektronix, Inc., a leading manufacturer of stand-alone and portable critical care patient monitors. Effective June 26, 1992, Spacelabs Medical became a separate publicly traded company pursuant to the distribution by Westmark of Spacelabs Medical common stock to holders of Westmark common stock in a tax-free, one-for-one stock dividend (the "Distribution"). In 1995, the Company sold the First Medic line of nonhospital defibrillator products to Physio-Control International Corporation. In 1996, the Company acquired JRS Clinical Technologies, a clinical information company.

PATIENT MONITORING AND CLINICAL INFORMATION SYSTEMS IN GENERAL

Patient Monitoring. Patient monitors continuously display and/or record physiological vital sign data. Patients are typically attached by electrodes or other sensors to patient monitoring products that may be used both inside and outside the hospital setting. With the information from these monitors, attending medical professionals can monitor and document the patient's status and the effects of medication and other treatment.

Critical care monitors are used to monitor a patient's vital signs during surgical procedures and recovery from surgery and anesthesia, during treatment for sudden and severe illness or trauma, and while in intensive care. Critical care bedside monitors collect, display, analyze and, as needed, print out the patient's vital signs. Vital signs include the electrocardiogram ("ECG"), blood pressure, temperature, respiration, blood oxygen saturation, cardiac output and others. The bedside monitor converts the physiological data to waveforms (such as the ECG) or digital values (such as heart rate). This data is displayed in real time on the bedside monitor's screen, thereby permitting immediate access to vital sign information. If a particular monitored parameter exceeds set limits, the monitor will produce an alarm to alert the clinician. Some bedside monitors can perform more sophisticated data analyses and storage functions such as arrhythmia monitoring or 24-hour data trend presentations. Normally, the bedside monitor is connected to a printer, either locally or over a monitoring network.

Bedside monitors are classified as stand-alone or system monitors. Stand-alone bedside monitors are self-contained; because these monitors are not on a network, their display and alarms cannot be viewed from any other monitor or central station. These monitors are used when the care provider will be present while the patient requires monitoring, such as an anesthesiologist monitoring a patient during surgery. Some stand-alone monitors are also portable. Portable monitors can operate on internal batteries and thus be carried or wheeled with the patient in transport (such as from surgery to a recovery unit) or to the patient when a temporary need arises. System bedside monitors communicate with each other through hardwire or wireless networks and, in most cases, to a central monitoring station. The central station monitors are used to simultaneously view several bedside monitors in the unit. This arrangement of bedside monitors, central stations and associated printers, on a network, is referred to as a "monitoring system".

For patients in a critical care setting who are not bedridden but require observation or remain at some risk, a small, patient-worn telemetry transmitter is used to monitor the patient's ECG while allowing freedom to move about. Telemetry transmitters send the ECG signal through an antenna system to a central monitoring station.

Ambulatory patient monitoring also requires a small, patient-worn device. Unlike telemetry monitoring, which displays and alarms in real time in a critical care setting, the ambulatory monitor is generally used outside the hospital setting to record and store a patient's ECG or blood pressure data, which is later analyzed for use by the prescribing physician.

Clinical Information Systems. Clinical information systems computerize the collection and storage of patient information and other information applicable to patient care. This information can include historical and current data derived from traditional vital signs monitoring, as well as laboratory test results, medications prescribed, records of orders and progress notes from clinicians and instructions for future care such as outstanding medical orders for prescriptions, testing and care plans. From this information a computerized electronic patient chart can be created and used by doctors and nurses in direct patient care in place of the manually created patient's paper chart. Medical reference databases can also be accessed. At present, the use of an electronic chart as part of a fully integrated critical care patient monitoring and clinical information system is in the early stages of implementation, and advances continue to be made.

In addition to simply providing more information, a point of patient care clinical information system offers the promise of the clinician's being able to view and manage patient care prospectively and comprehensively. Many clinicians and administrators expect to reduce costs and improve care by using software to manage a wide range of clinical and administrative tasks such as scheduling and creating task lists, medical procedure protocols, event alerts, and patient management pathways.

PRINCIPAL MARKETS

Critical Care Monitoring. The critical care monitoring market in hospitals and elsewhere is comprised of adult intensive care units, neonatal intensive care units, operating rooms and other associated interventional areas such as recovery rooms, emergency departments, cardiac catheterization labs or endoscopy rooms, and step-down units.

Adult critical care units such as coronary care units and surgical intensive care units are characterized by, among other things, labor-intensive staffing, sometimes with a one-to-one or often with a one-to-two nurse-to-patient ratio.

Over the last decade, hospitals have increasingly used telemetry step-down units where patients at risk are still monitored but do not require the high level of nursing care found in intensive care units. There also has been a more recent trend to use portable monitors in other acute care (but not intensive care) areas of the hospital when temporarily needed by individual patients. This temporary monitoring approach may have cost advantages and allows patients to be monitored without moving them to an intensive care unit.

Perinatal intensive care requires monitors with specialized functionality because of the differences between monitoring a critically ill newborn or child and a critically ill adult. These differences are a major factor in choosing a monitor for neonatal intensive care units ("NICUs") or pediatric intensive care units ("PICUs").

Perioperative and emergency monitoring in operating rooms, recovery rooms or emergency departments have traditionally used stand-alone or portable monitors. Surgery was once primarily an in-patient procedure utilizing very sophisticated monitors in hospital operating rooms. Now more than half of all surgeries are performed as out-patient procedures, increasing the demand for simpler, noninvasive monitors.

Clinical Information Systems. Spacelabs Medical believes that the traditional market for vital signs monitoring is evolving into one that integrates clinical information systems into the critical care monitoring system and that, with the right design, patient monitoring systems can be the architectural base for critical care clinical information systems. In addition, the Company believes that computerization of collected patient information on an electronic flow sheet allows a caregiver to spend more time directly attending to patient needs, and that computerization of routine but essentially clerical tasks enhances clarity and accuracy.

Spacelabs Medical believes that in the United States the clinical information systems market will equal or exceed the traditional patient monitoring market within an approximately 10-year period of the market's emergence. Customer demand for these products has been slow in developing and has delayed the emergence of this market. The clinical information created and used in an intensive care unit is both complex and voluminous; developing an information management system to store, retrieve and interrelate the information in clinically meaningful ways remains a significant challenge. Customer expectations also are evolving due to provider restructuring as the result of managed care. One of the clearest needs emerging is for patient focused systems that permit caregivers to view and manage the patient care process across the continuum of care. Thus, while there is still need for the specialized functions of information management within critical care, there is also a need to integrate such an application within the context of the entire episode of care. As a result, many products are not yet viewed as mature, and a single vision of clinical information systems has not emerged.

SPACELABS MEDICAL'S PRODUCTS

Spacelabs Medical develops, manufactures, markets and services critical care monitoring and clinical information systems products, as well as other products for use in the healthcare industry. Spacelabs Medical's principal products are its Patient Care Information System ("PCIS"(TM)) line of products, both as an entire system and in its component parts. The PCIS product line includes both the Company's long-established Patient Care Monitoring System ("PCMS"(TM)) monitoring products and its evolving Intesys(TM) clinical information products. The PCIS title acknowledges the growing bridge between patient monitoring and patient information management.

PCMS MONITORING PRODUCTS. Through integration of its component elements, Spacelabs Medical's PCMS product line forms an advanced and comprehensive critical care patient monitoring system and the foundation for a clinical information system. PCMS products address the hospital's principal monitoring needs, from adult and neonatal intensive care units to out-patient surgery, step-down units and patient transport. The components of the PCMS system are "user friendly" bedside and central monitors, "smart" plug-in modules for measuring specific vital signs, Flexport(R) serial interfaces to other manufacturers' bedside devices, an integrated telemetry option and a powerful network for access to clinical information. Spacelabs Medical sells PCMS products as an integrated system, as stand-alone monitors or as add-on components to the customer's existing systems. Sales of PCMS products to hospitals vary widely in size, depending on the size and configuration of the system. A typical eight-bed hardwired system sells for approximately $170,000 while a typical 12-bed telemetry system sells for approximately $85,000. Hospitals will sometimes combine monitoring orders for many units or even for the entire hospital. Such orders can exceed $1 million. PCMS monitoring products, which first began shipping in 1985, represent the major portion of Spacelabs Medical's current business.

PCMS Bedside Monitors. The critical care bedside monitor, the heart of any PCMS system, is connected to the patient and can function both as a vital signs monitor and as a computer terminal or workstation. The bedside monitor displays, stores and transmits vital signs and physiological data, including alarms, thereby providing an ongoing picture of a patient's condition. PCMS bedside monitors include: PC1, a standard monochromatic patient monitor; the UCW, which serves not only as an advanced PCMS bedside monitor but as a computer terminal; and the PC Scout(TM), a small portable monitor, and the PC Ranger(TM), a wireless networked monitor. All PCMS monitors have the same touch-screen-based easy-to-use human interface. All are modular and can be used on a network or in stand-alone mode. In addition, because they are portable, the PC Scout and the PC Ranger monitors can be used during transport.

PCMS Modules. The clinician can easily configure the PCMS bedside monitor to meet the specific vital sign monitoring needs of an individual patient by inserting PCMS modules designed to perform different monitoring functions. These "smart" modules contain their own processor and software program, an industry first, and therefore add computer power to the PCMS monitor. The modules collect and analyze the patient's physiological data from electrodes and sensors. Since introducing the first PCMS monitor, Spacelabs Medical has greatly expanded its library of PCMS modules from only two (ECG and a temperature blood pressure combination) to over 20. As Spacelabs Medical introduces new modules, the monitor can incorporate new clinical measurements and other advances without major system redesign, cost, downtime or performance degradation.

Flexport Serial Interfaces. Spacelabs Medical's Flexport serial interfaces, another Spacelabs Medical innovation, extend the concept of modules to other manufacturers' bedside devices. With a Flexport interface, the PCMS monitor receives and displays data from these other devices much as if it were generated by a Spacelabs Medical module. Thus, the monitor can integrate vital patient information and alarms onto a single screen to facilitate clinical decision making. This data is then available to the clinical information system, providing true data integration at the point of care. Spacelabs Medical currently offers Flexport serial interfaces to over 75 devices, including ventilators, pulse oximeters and infusion pumps. Spacelabs Medical also licenses its Universal Flexport Protocol, which allows other manufacturers, by writing their device interface software to this freely licensed protocol, to ensure full interface to the PCIS system.

PCMS Telemetry. For step-down units, Spacelabs Medical provides its PCMS telemetry monitoring systems, which continuously monitor patients' ECGs while allowing them the freedom to move about as part of the recovery process. Spacelabs Medical's PCMS telemetry monitoring systems use the same central station monitors, arrhythmia and ST monitoring programs and network as do the "hardwired" bedside monitors. By including telemetry monitors on the PCIS network, hospitals can combine, in the same care unit, patients requiring different levels of care. In 1995, the Company introduced a modular digital telemetry system which permits highly flexible configurations.

PCMS Central Station Monitors and Printers. PCMS central station monitors are the same hardware as the UCW bedside monitors and share the same touch-screen-based, easy-to-use human interface and mode of operation. Multiple central station monitors can be located together and used to watch wireless, hardwired or telemetry beds. In addition, having the same human interface for all components of the PCMS monitoring system eliminates the need for cross-training among the hospital's critical care areas. The Company's QuickNet(TM) interface allows clinicians to bring PC Scout monitors to the bedside for temporary use as part of the PCIS network. The PC Ranger is also designed to accommodate variable monitoring needs and can be used on a wireless network. For step-down or sub-acute care areas, these flexible networking options allow a portable monitor to be used as needed in place of permanently installed monitors.

MONITORING SUPPLIES. In 1995, the Company formed the Spacelabs Medical Supplies Products business unit to give greater emphasis to the supplies business. A substantial market exists for disposable supplies such as patient electrodes, specialty graph paper and connecting lead wires that are used with patient monitoring equipment. Spacelabs Medical sells a broad line of such supplies as an adjunct to its patient monitoring business. In most cases these products are obtained from original equipment manufacturers and are manufactured to Spacelabs Medical's specifications. In some cases, Spacelabs Medical remarkets other manufacturers' products for use with Spacelabs Medical's products. Spacelabs Medical markets these products to its patient monitoring and ambulatory products customer base and plans to continue expanding its supplies business.

INTESYS CLINICAL INFORMATION SYSTEMS. Spacelabs Medical develops, manufactures, markets and services clinical information systems. In 1995, the Company consolidated its clinical information system products under the name Intesys. Intesys clinical information systems form an integrated framework to automate, manage and analyze the delivery of care. Spacelabs Medical believes that clinical information systems create a powerful tool for providing more efficient and effective patient care.

Chartmaster CIS. The sophisticated computer architecture of the PCMS monitoring system is the foundation for Spacelabs Medical's critical care clinical information systems products (Chartmaster). Spacelabs Medical believes that its substantial PCMS installed base provides it with a competitive advantage over other manufacturers' nonintegrated approaches to critical care clinical information systems.

Chartmaster CIS is Spacelabs Medical's critical care clinical information system product. The Chartmaster system, when integrated with the UCW and PCIS network, provides an electronic flow sheet (a detailed record of patient data "flowing" over time) to users at either the bedside monitor or other terminals in the intensive care unit. Data is automatically collected from all bedside monitors, including data from other vendors' devices integrated through Flexport serial interfaces. In addition to maintaining flow sheets, other charting functions are computerized, such as making notes and observations and charting laboratory results. The Chartmaster computer system has been designed to be interfaced with other hospital information systems. The UCW, or another computer workstation at the bedside or elsewhere on the network, can function as a terminal to enter and review data on the Chartmaster record.

Although Chartmaster CIS has been released for commercial shipment, significant revenues are not anticipated from Chartmaster CIS sales in 1997.

Caremaster(TM) CIS. Caremaster clinical information systems are also used throughout non-monitored areas of the healthcare enterprise. Caremaster point-of-care systems are designed to meet a broad range of needs in all noncritical care areas. The system provides multidisciplinary access to care documentation and orders. Integration with other hospital systems allows access to complete patient information at the point of care. It includes front-end order entry, order communications to recipient departments, and reporting of results back to the requisite fields, pathways or flashed cells in the system. Orders can be entered and communicated to virtually any department depending on the institution's preference. The Multidisciplinary Clinical Pathways ("MCP") module is central to Caremaster. The clinical pathways consist of institution-defined, time- and outcome-oriented electronic plans of care that are fully integrated with other application modules. The MCP module permits caregivers from all disciplines to document care, manage orders and identify variances from within an interactive electronic pathway. The enterprise-wide (Caremaster) CIS market is characterized by a sales cycle of up to two years. Once a system is sold an extensive period of implementation may be required before customer acceptance and final payment to the Company.

Quality In Care Software. In 1994, Spacelabs Medical entered into a worldwide distribution and support agreement with DSA Systems for its Quality In Care ("QuIC"(R)(1)) software application. The Quality In Care software applications are cross-patient analytic tools that help administrators and clinicians analyze clinical practice and make critical decisions regarding the quality and effectiveness of intensive care from clinical and cost perspectives. QuIC is designed for the adult and pediatric environments and NeoQuIC is designed specifically for the NICU. In 1995, the Company extended the agreement with DSA Systems to other products, including multi-user and Windows(R)(2) 95 versions of QuIC and NeoQuIC. The multi-user version can be interfaced to other information systems, including Chartmaster and Caremaster. In 1996, the Company expanded its relationship with DSA Systems to form a joint venture to develop software applications.

While the Intesys products appear to be designed to meet the needs of the evolving healthcare provider industry, there can be no assurance that Intesys or its components will fully satisfy user requirements and result in significant commercial sales.

OTHER PRODUCTS. Spacelabs Medical also develops, manufactures, markets and services ambulatory patient monitoring products, health screening products and services.

Ambulatory Patient Monitoring Products. Spacelabs Medical develops, manufactures, markets and services ambulatory ECG ("Holter") and ambulatory noninvasive blood pressure monitoring products. These products, in contrast to critical care monitoring products, address the need of a medical professional to find out how a patient's ECG or blood pressure reacts to normal daily activity, with or without medication, over a 24- to 48-hour period. Spacelabs Medical manufactures and sells both the recorders that gather the patient's ECG or blood pressure and the computer-based analysis products (such as the FT3000 Medical Analysis Research Workstation) that are used to review, display and quantify that data and to prepare reports for physician use. Spacelabs Medical also offers, in certain localities, a range of ambulatory blood pressure and ECG services that complement the Company's ambulatory monitoring products, including providing monitors and recorders for patient use, data scanning and reporting and technical support on a fee-for-use basis. These services are provided directly to hospitals and physician offices or to pharmaceutical company researchers to support drug trial protocols.

Spacelabs Medical was a pioneer in the development of ambulatory blood pressure technology and currently has a leadership position in terms of market share and installed base. Market growth in the United States may be restricted by the fact that ambulatory blood pressure monitoring procedures do

---------------

(1) QuIC is a registered trademark of DSA Systems, Inc.

(2) Windows is a registered trademark of Microsoft Corporation.

not currently qualify for Medicare reimbursement and that Holter monitoring procedures have experienced reduced reimbursement trends in recent years. Ambulatory blood pressure monitoring is much more broadly utilized by international healthcare providers than in the U.S.

Health Screening Products and Services. The Company's Vita-Stat subsidiary is one of the leading U.S. providers of consumer health screening products and services. Automated equipment for blood pressure measurement, similar to Spacelabs Medical's other noninvasive blood pressure monitors, and for cardiovascular risk profiling and weight management are placed by lease or other arrangement in pharmacies, work sites, hospitals, health clubs and other public access locations. This business has grown to include point-of-sale advertising at blood-pressure-based consumer health centers located in over 8,200 pharmacies and grocery stores nationwide. Advertisers on these units are some of the nation's most prominent packaged goods manufacturers for consumer health, beauty and food products and pharmaceutical manufacturers.

RESEARCH AND DEVELOPMENT

Spacelabs Medical conducts extensive research and development activities, both internally and by funding projects undertaken by outside groups. Such activities include the design and development of new products for its patient monitoring systems and clinical information systems business. Spacelabs Medical is continuously seeking ways to improve its product line and enhance the functionality of its patient monitoring and clinical information systems. This process of improvement offers the opportunity for additional revenue from upgrades and the sale of new functions and features. In 1996, research and development expenses were $28.3 million, or 11.4% of revenue. In 1995, research and development expenses were $30.1 million, or 11.9% of revenue, compared to $30.5 million, or 12.3% of revenue, in 1994. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Operating Expenses.

Although Spacelabs Medical intends to continue to conduct extensive research and development activities, there can be no assurance that it will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that Spacelabs Medical's existing technology will not be superseded by new discoveries or breakthroughs.

MANUFACTURING

During 1996, the Company relocated its manufacturing operations from Hillsboro, Oregon and Chatsworth, California to a new, state-of-the-art facility next to its corporate headquarters in Redmond, Washington. Spacelabs Medical also conducts regular product reviews to reduce manufacturing costs and pursues continuous improvement programs to eliminate waste and redundancy.

Certain devices are purchased from third parties for sale by Spacelabs Medical, including computers, peripheral accessories and remote displays. The Company also purchases subassemblies such as display screens and printer mechanisms, and other materials and component parts used by Spacelabs Medical in the manufacture of its products. Some of these are available from more than one source of supply. Spacelabs Medical does depend, however, on certain single-source vendors for important component parts in many of its products. While any of these single-source items could be replaced over time, abrupt disruption in the supply of a single-source part could have a material adverse effect on the Company's manufacturing production of the products relying on such items. In addition, component parts of certain of the Company's products are manufactured in Taiwan, a country which has periodically experienced political pressure from other countries, which could delay or disrupt the supply of these component parts. Spacelabs Medical cannot predict whether there is a substantial likelihood of abrupt disruption in the supply of any of these items. However, it has taken steps to mitigate the effect of disruption in the supply of some items by either maintaining an inventory of certain critical components or locating another source of the necessary part that would be available in the event of an interruption of supply.

SALES AND MARKETING

Spacelabs Medical's principal products are marketed in the United States primarily through its own direct sales organization. The Company's direct field sales force consists of sales personnel and clinical application specialists located throughout the United States. Spacelabs Medical frequently contracts for the sale of its products with hospital buying groups, proprietary hospital chains and U.S. government agencies. These "corporate accounts" can generate multimillion dollar contracts, and the Company believes that the loss of a major contract could have a material adverse effect on its operations.

Spacelabs Medical markets its products internationally in 90 countries through a combination of direct sales organizations and independent distributors. International sales, service and sales administration activities are managed from the Company's corporate offices and through subsidiary offices located in Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Singapore, Spain, Sweden, Taiwan, and the United Kingdom. International sales are broadly distributed worldwide so that disruption of distribution in any single foreign market would not have a major effect on Spacelabs Medical's total annual revenue. Sales to foreign customers accounted for approximately 33.3% of Spacelabs Medical's revenue in 1996. See
Note 15 of Notes to Consolidated Financial Statements.

In addition to direct and distributor sales to end-users, Spacelabs Medical also sells its ambulatory blood pressure monitors, Holter recorders, noninvasive blood pressure products and other products and components for distribution by other medical products companies.

Spacelabs Medical's marketing efforts include the development of relationships with current and prospective customers, participation in annual professional meetings for clinicians and hospitals, advertisement in trade journals, direct mail and telephone marketing. In the case of a sale to a hospital of a large PCIS product order, the time from the initial sales call until an order is received can be a year or longer.

CUSTOMER SUPPORT AND WARRANTY

Spacelabs Medical warrants most of its new products (exclusive of software) for all parts and labor generally for the earlier of 14 months from the date of original delivery or 12 months from first on-line operation. Under the terms of the warranty, the customer is assured of service and parts so that the equipment will operate in accordance with specifications. Spacelabs Medical warrants that software will perform in accordance with specifications at the delivery date and up to five months thereafter if the customer gives notice of any nonconformance. Spacelabs Medical offers a variety of post-warranty service agreements that permit customers to contract for the level of equipment maintenance they require. In addition, Spacelabs Medical offers specific software support agreements, reflecting the growing use of updatable software in Spacelabs Medical's products. Alternatively, customers can contact the Company as needed. In all cases, service is provided at rates competitive with those offered by Spacelabs Medical's competitors. Software licenses for Intesys products generally have a shorter warranty period and require software support agreements. The Company's warranty costs are reflected in cost of sales in its Consolidated Financial Statements.

Customers receive installation, technical training, clinical in-service and documentation support appropriate to the product type. In the United States, Spacelabs Medical's direct service force provides 24-hour-a-day, 7-day-a-week technical phone support with its software support agreements and, when needed, on-site repair. Internationally, Spacelabs Medical provides service either through a direct organization or through distributors or third-party organizations.

Spacelabs Medical believes that its customer service and support are an integral part of its competitive strategy. Service capability, availability and responsiveness play an important role in marketing and selling medical equipment and systems, particularly as the technological complexity of the products increases. Nevertheless, many hospitals use their own biomedical engineering departments to service monitoring equipment after the warranty period expires. Unlike some other areas of medical electron-ics, monitoring manufacturers cannot depend on significant conversion to service contracts after the warranty period.

COMPETITION

The worldwide markets for patient monitoring and clinical information systems are intensely competitive. Spacelabs Medical faces competition from many U.S. and international companies, some of which have far greater financial, marketing, servicing, technical and research and development resources than those of the Company. Within the critical-care patient monitoring and clinical information systems markets, Hewlett-Packard Company's Medical Products Group is Spacelabs Medical's primary worldwide competitor. Other critical-care monitoring competitors include Marquette Electronics, Inc., Nihon Kohden Corporation and Siemens AG. Monitoring competitors in niche markets include Datascope Corporation, Datex Medical Instrumentation, Inc., Medical Data Electronics and Protocol Systems, Inc., plus many other small companies in countries outside the U.S. Besides these monitoring companies, Spacelabs Medical faces competition in clinical information systems from a number of small niche vendors both in the U.S. and in foreign countries and, from hospital information system vendors such as HBO & Co. which acquired Clinicom, a leading point-of-care vendor, in 1995. Alliances and other cooperative arrangements among competitors and/or other third parties are becoming more common. This may increase competitive pressures.

Spacelabs Medical believes that the principal competitive factors in the market for critical care patient monitoring and clinical information systems products are clinical utility, system technology, life-cycle cost-benefits and customer support and service. Price has become an increasingly important competitive factor, and at times the decisive factor, as hospitals come under increasing pressure to forego added features in exchange for lower prices. Spacelabs Medical also believes that the size of a particular manufacturer's installed base is a competitive factor. In terms of acquisition costs, installation and user training, hospitals make a long-term commitment when selecting a monitoring system. This factor tends to limit competition based on changes in technology since hospitals cannot readily replace individual system components with those from another manufacturer. Instead hospitals will look to their supplier for upgrades and, if not forthcoming, wait to replace the whole system at the end of its useful life, typically seven or more years. Spacelabs Medical believes that it competes favorably with respect to each of these competitive factors.

PATENTS, TRADEMARKS AND LICENSES

Spacelabs Medical has obtained patents in the United States and other countries on certain technology incorporated in its products and has applied for additional patents that are presently pending. Spacelabs Medical has also sought federal registration for certain trademarks under which products are sold. There can be no assurance that any Spacelabs Medical patents are valid and enforceable, that additional patents will be issued, that the Company's patents will provide a competitive advantage, or that trademark protection will be granted and maintained. Spacelabs Medical believes, however, that no one of its patents or trademarks is material to its products or business as currently conducted.

Certain technology incorporated in Spacelabs Medical's products, including software algorithms, is protected by copyright and trade secret laws. There can be no assurance that such protection will prove adequate and that Spacelabs Medical will have adequate remedies for unauthorized disclosure of its trade secrets. Certain technology incorporated in Spacelabs Medical's products, including software, is being used under licenses from third parties. The loss of certain of such licenses could have a material adverse effect on the Company's business.

The Company's competitors, like companies in many high-technology businesses, routinely review the products of others for possible conflict with their own patent rights. Although Spacelabs Medical has from time to time received notices of claims from others alleging patent infringement, Spacelabs Medical believes that there are no pending patent infringement claims that might have a material effect on the business of the Company. There can be no assurance that Spacelabs Medical or its licensors or suppliers will not be subject to additional claims of patent infringement or that any claim will not require that Spacelabs Medical pay substantial damages or delete certain features from its products or both. Furthermore, it is possible that claims will be made by others that the Company is infringing the trademark rights or copyrights of third parties, although the Company is not currently aware of such claims.

GOVERNMENTAL REGULATION

The Company's medical products are subject to extensive regulation by numerous governmental authorities, principally the United States Food and Drug Administration (the "FDA") and corresponding state and foreign agencies, and to various U.S. and foreign electrical safety standards. Spacelabs Medical's manufacturing facility and the manufacture of its products are subject to FDA regulations regarding registration of manufacturing facilities, compliance with the FDA's Good Manufacturing Practices regulations and reporting of adverse events. Spacelabs Medical is also subject to periodic on-site inspection for compliance with such regulations. The FDA also has broad regulatory powers with respect to preclinical and clinical testing of new medical products and the manufacturing, marketing and advertising of medical products. Spacelabs Medical believes that there is a trend toward increased regulation of device manufacturers by the FDA. For example, there has been an increase in enforcement activity in manufacturing plant inspections and related areas.

The FDA requires that all medical devices introduced to the market be preceded by either a premarket notification clearance order under Section 510(k) of the Food, Drug and Cosmetic Act or an approved premarket approval application. A 510(k) premarket notification clearance order indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another legally marketed medical device. An approved premarket approval application indicates that the FDA has determined that the device has been proven, through the submission of clinical trial data and manufacturing quality assurance information, to be safe and effective for its labeled indications. The process of obtaining 510(k) clearance typically takes an average of between six to nine months, but can take substantially longer; the premarket approval application review process typically lasts more than a year. To date, all Spacelabs Medical products subject to such premarket regulation have required only 510(k) clearance.

Software used in medical devices, such as Spacelabs Medical's patient monitors, is reviewed by the FDA in connection with the agency's clearance of the premarket notification for the related device. Computer health information system or stand-alone software may also be subject to FDA regulations. A draft policy issued by the FDA in 1989 has been the applicable guidance for the regulation of computer products intended to affect the diagnosis or treatment of patients. The 1989 draft policy exempts certain software from regulation on the basis of "competent human intervention" occurring with the use of the software before any impact on human health would occur. The FDA is considering a revised policy, which is expected to eliminate this exemption and to base the level of regulation on the level of risk imposed by the product. It is not clear what impact such regulatory policies, if adopted, will have on clinical information systems or other medical software offered by the Company.

Spacelabs Medical is also subject to regulation in the foreign countries in which it markets its products. Certain foreign regulatory agencies establish product standards different from those in the United States. Spacelabs Medical obtained certification of its quality program to both the International Organization for Standardization's ("ISO") highest standard, ISO 9001, and to the requirements of the European Medical Device Directive 93/42 EEC ("MDD") in December 1994. The MDD certification allows the Company to self-certify that newly manufactured products conform to the European Community quality standards, as shown by a "CE" mark placed on the product.

Spacelabs Medical believes that it is in material compliance with all applicable federal, state and foreign regulations regarding the manufacture and sale of its products. Such regulations and their enforcement are, however, constantly undergoing change and Spacelabs Medical cannot predict what effect, if any, such change may have on its business. Approvals may be withdrawn for failure to comply with regulatory standards or due to the occurrence of unforeseen problems. Failure to comply with FDA regulations could result in warning letters, product approval delays, or other sanctions being imposed, including restrictions on the marketing or the recall of the Company's products, injunction or civil penalties. Delays in the receipt of or failure to receive necessary regulatory approvals or the loss of existing approvals could have a material adverse effect on Spacelabs Medical. Spacelabs Medical believes that its products substantially comply with all applicable electrical safety and environmental standards, such as those of Underwriters Laboratories and IEC 601.

Environmental. Spacelabs Medical is subject to federal, state and local provisions regulating the discharge of materials into the environment or otherwise for the protection of the environment. Although Spacelabs Medical's current operations have not been significantly affected by compliance with environmental laws or regulations, federal, state and local governments are becoming increasingly sensitive to environmental issues, and Spacelabs Medical cannot predict what impact future environmental regulations may have on its operations.

CHANGES IN HEALTHCARE

Spacelabs Medical's critical care monitoring products are capital equipment purchased primarily by hospitals. The decision to purchase monitoring equipment, either to replace existing units or as part of a renovation or expansion, is part of the hospital's general capital budgeting process. While some aspects of monitoring may be billed separately, the costs of monitoring products are normally recovered by the buyer as part of general charges for intensive care, operating room and so forth. Reimbursement often covers only a portion of charges. In general, purchases are driven by the need to provide adequate monitoring to meet contemporary standards of care. Within this context, monitoring products, along with other capital equipment, are purchased as a hospital or foreign health authority can commit the funds. Any reimbursement changes that tend to reduce a hospital's profitability or specifically reduce capital reimbursement will tend to depress capital equipment spending. Hospital managers also may delay purchases during periods of uncertainty about future reimbursement and cash flow. Spacelabs Medical's ambulatory monitoring products are used by healthcare providers on an out-patient basis. Providers seek reimbursement from third-party payors in the United States, principally Medicare, Medicaid and private health insurance plans. Such reimbursement for diagnostic tests is subject to the regulations and policies of government agencies and other third-party payors. These third-party payors worldwide, including government agencies, are under increasing pressure to contain medical costs.

Limits on reimbursement or other cost-containment measures imposed by third-party payors or foreign health authorities may adversely affect the financial condition and ability of hospitals and others to purchase products, such as Spacelabs Medical's principal products, by reducing funds available for capital expenditures or otherwise.

EMPLOYEES

As of February 7, 1997, Spacelabs Medical had approximately 1,374 full-time employees. None of Spacelabs Medical's U.S. employees are covered by collective bargaining agreements, and the Company considers its employee relations to be satisfactory worldwide.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Spacelabs Medical's products are marketed internationally through its subsidiaries and independent distributors, with principal subsidiaries located in Europe, Canada, Australia and Asia. The financial performance of the Company's international operations for 1996, 1995 and 1994 are summarized in the following table:
--------------------------------------------------------------------------------

                                                     1996                  1995                  1994
----------------------------------------------------------------------------------------------------------
International revenue                            $41.1 million         $43.3 million         $35.0 million
----------------------------------------------------------------------------------------------------------
International assets                             $35.1 million         $32.2 million         $27.8 million
----------------------------------------------------------------------------------------------------------
International income from operations             $ 0.7 million         $ 2.2 million         $ 2.0 million
----------------------------------------------------------------------------------------------------------

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Revenue and Note 15 of Notes to Consolidated Financial Statements.

                               ITEM 2. PROPERTIES

Spacelabs Medical's corporate offices are at 15220 N.E. 40th Street, Redmond, Washington 98052, in a 188,300 square-foot office facility owned by the Company. The corporate offices house sales and marketing, service, engineering, finance, administrative and international functions. The Company believes that its facilities are sufficient to meet its current and ongoing needs.

                           ITEM 3. LEGAL PROCEEDINGS

As disclosed in the Company's second quarter 1996 Form 10-Q quarterly report, litigation between the Company and Baby's Benefit International, Inc. was amicably resolved between the parties on terms which Spacelabs Medical believes were favorable, but not material, to its operations. In connection with this settlement, there was no admission of liability or wrongdoing by either party.

Spacelabs Medical is subject to various product liability and other proceedings that arise in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, Spacelabs Medical believes that none of such proceedings, individually or in the aggregate, will have a material adverse effect on the Company's business or financial condition.

Spacelabs Medical maintains insurance coverage that it believes is appropriate to its business and that is typical of similarly situated companies. Insured claims arising after 1986 and relating to the period before the Distribution are covered by Westmark insurance policies. Pursuant to an agreement between the Company and Westmark, each is generally entitled to the full extent of the applicable fixed-dollar coverage limits of such policies. If the policy limits are exhausted, the party utilizing more than 50% of such limits will indemnify the other for subsequent claims, up to 50% of the policy limits. There can be no assurance that Spacelabs Medical's current insurance coverage, or Westmark's prior coverage, will prove adequate or that the amount or type of coverage available to the Company will remain available on a cost-effective basis.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding the executive officers of Spacelabs Medical:

Carl A. Lombardi, 53            Chairman of the Board and Chief Executive Officer of Spacelabs
                                Medical since June 1992; Group Vice President of Westmark from
                                January 1987 through June 1992; President of Spacelabs Medical since
                                1981.
Dennis E. Larsen, 50            Vice President and General Manager, Supplies Products of Spacelabs
                                Medical since 1995; Vice President, Business Development of
                                Spacelabs Medical from 1990 to 1995.
T.R. Miskimon, 47               Vice President, International of Spacelabs Medical since January
                                1992.
Glenn W. Pelikan, 62            Vice President, Advanced Product Development of Spacelabs Medical
                                since 1986.
James A. Richman, 50            Vice President and acting Chief Financial Officer of Spacelabs
                                Medical since 1995; Corporate Controller since 1992; Senior
                                Director, Finance of Spacelabs Medical from 1984 to 1995.
Emil H. Soika, 58               Vice President Ambulatory Healthcare of Spacelabs Medical since
                                January 1997; Vice President and General Manager of Monitoring
                                Products of Spacelabs Medical from November 1995 to January 1997;
                                Vice President and General Manager, Patient Monitoring Division of
                                Datascope Corporation from April 1995 to November 1995; Healthcare
                                Industry Consultant from May 1994 to April 1995; President and Chief
                                Executive Officer of Block Medical, a medical device company, from
                                1991 to April 1994; Vice President and General Manager of IMED
                                Corporation, a medical device company, from 1987 to 1991.

                                    PART II

           ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                              SHAREHOLDER MATTERS

Market and Market Price for Common Stock. Spacelabs Medical common stock, $0.01 par value per share, is traded over the counter under the symbol SLMD and is an authorized security for quotation on the Nasdaq National Market ("Nasdaq/NM").

The market prices of a share of Spacelabs Medical common stock are set forth below. The prices reflect the high and low trading prices for each quarter as reported by Nasdaq/NM.

                                                                   Quarter ended
-------------------------------------------------------------------------------------------------
                                                  March       June       September       December
-------------------------------------------------------------------------------------------------

1996
  High                                            $29         $24 1/2    $23 1/2         $22 1/4
  Low                                              22 1/2      22 1/4     20              19
-------------------------------------------------------------------------------------------------

1995
  High                                            $26         $27        $28 1/2         $29 1/8
  Low                                              22 1/4      22 1/2     23 3/4          25 1/4
-------------------------------------------------------------------------------------------------

Holders. The approximate number of holders of record of Spacelabs Medical common stock, as recorded on the books of Spacelabs Medical's Registrar and Transfer Agent as of February 7, 1997, was 7,243.

Dividends. Spacelabs Medical has not paid cash dividends on its common stock and does not currently have any plans to pay such dividends in the foreseeable future. The dividend policy of Spacelabs Medical is reviewed from time to time by the Company's Board of Directors in light of its earnings and financial condition and such other business considerations as the Board of Directors considers relevant.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and Notes thereto included in this Form 10-K.

(dollars in thousands, except per share data)
-----------------------------------------------------------------------------------------------------
                                             1996         1995         1994         1993         1992
-----------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED
  Revenue                                $247,953     $252,912     $247,198     $248,659     $252,229
  Gross margin                            124,871      129,416      128,052      129,739      132,285

  Gross margin as a percent of revenue       50.4%        51.2%        51.8%        52.2%        52.4%

  Selling, general and administrative      74,189       70,587       68,513       70,011       72,536
  Research and development                 28,293       30,076       30,494       30,579       28,708
  In-process research & development         8,797           --           --           --           --
  Restructuring of operations               7,126        2,290        3,700           --           --
  Income before income taxes                8,074       29,745       28,865       30,880       29,605
  Net income                                2,562       18,631       18,063       19,174       17,195

  Net income as a percent of revenue          1.0%         7.4%         7.3%         7.7%         6.8%

  Net income per share(1)                   $0.25        $1.73        $1.68        $1.71        $1.57
-----------------------------------------------------------------------------------------------------

AT YEAR END
  Receivables                            $ 63,004     $ 59,292     $ 46,948     $ 43,189     $ 55,286
  Inventories                              56,114       55,912       60,097       48,717       44,451
  Working capital                         131,728      155,122      143,692      134,732      123,934
  Total assets                            257,445      254,433      234,054      219,117      208,580
  Long-term debt                           13,500       14,250       11,200       11,900       12,600
  Shareholders' equity                    196,348      204,069      185,354      170,967      160,926

  Book value per share(2)                  $19.97       $19.39       $17.58       $15.98       $14.47
-----------------------------------------------------------------------------------------------------

(1) Per share data is based on the weighted average number of common shares and dilutive common equivalent shares outstanding for Westmark through June 26, 1992, and on the weighted average number of common shares and dilutive common equivalent shares outstanding for the Company during periods subsequent to that date. The Company has not and does not currently intend to pay cash dividends on its shares.

(2) Book value per share is based on the number of common shares outstanding as of year end.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

U.S. PATIENT MONITORING

The U.S. patient monitoring market continued to be difficult for the fourth consecutive year. Changes in the fundamental economics of healthcare delivery, restructuring and consolidation among providers and a corresponding increase in competitive pressures among vendors since 1992 have contributed to declining U.S. revenues for the Company. Even in this, the fourth year of healthcare reform, providers continue to restructure and consolidate at a rate that has shown no signs of decreasing. In reaction to this restructuring and consolidation, capital expenditures are being reevaluated and reprioritized to respond to the needs of these newly formed organizations. Although the market for critical care patient monitoring products is affected by advances in medical and monitoring technologies, it remains primarily a replacement market driven by a hospital's decision to replace older or obsolete equipment. As a result, healthcare providers have discretion in the timing of their monitoring equipment purchases and can delay or postpone their purchases. In this market, competition for business is intense, creating continued pricing pressure. These factors contribute to uncertainty in revenue projections both on a quarterly and an annual basis.

INTERNATIONAL PATIENT MONITORING

International markets, like the U.S., continue to be highly competitive and characterized by strong pricing pressures. However, in 1996 the Company's international revenue increased 9% over 1995. Although this growth rate represents a decrease from previous years, the Company continues to see international markets as a growth opportunity. Over the course of 1996, the Company increased the number of international subsidiary offices from 12 to 17. The combination of political, economic, and healthcare delivery policies and the Company's tactical sales approach in any country or region can strongly influence the market for capital equipment and the Company's performance in that country in any year. For example, in 1996 such factors produced lower than expected sales in Germany. In other countries, particularly the less developed countries of the Asia-Pacific region, spending continues to increase as they upgrade their healthcare systems. As the Company extends its distribution throughout the world, the affect of political dynamics may make it difficult to predict future performance.

CLINICAL INFORMATION SYSTEMS

The market for point of care clinical information systems remains in the early stages of development. The impact of managed care and the subsequent restructuring that has occurred among providers has delayed and postponed purchases of these products. The Company believes that in the longer run the changes in healthcare environment, which create incentives to optimize efficiencies and control costs, will create an increased demand for these products. Automation of data collection at the point of care can play an important role in realizing such efficiencies. In 1996, the Company's Intesys division began marketing three versions of the Chartmaster product designed to meet the specific needs of the adult/pediatric, neonatal and surgical environments. However, the Company does not expect significant revenue from this product line in 1997.

REVENUE
------------------------------------------------------------------------------------------------
(dollars in millions)           1996         Change           1995         Change           1994
------------------------------------------------------------------------------------------------
Revenue                       $248.0         (2.0%)         $252.9          2.3%          $247.2
------------------------------------------------------------------------------------------------

Revenue for 1996 was $248.0 million, a 2.0% decrease from $252.9 million in 1995. In 1995, revenue increased 2.3% from $247.2 million in 1994. All three years reflected continued expansion in international markets while the Company's U.S. revenue has been negatively impacted by changes in the healthcare environment.

The Company's 1996 U.S. revenue declined 6.7% from its 1995 level, which followed a 4.2% decrease from 1994. These declines have been a result of both a slowdown in unit sales and continued pressure on prices, as hospitals and other healthcare providers have undergone consolidation and restructuring. Future trends in domestic revenue will depend on the growth or contraction in the general market for patient monitoring products, the level of price competitiveness within the industry, acceptance of new products, the growth of integrated healthcare delivery networks, and the state of the general economy.

International revenue grew 9.1% to $82.5 million in 1996 from $75.6 million in 1995 which represented a 21.8% increase from $62.0 million in 1994. International revenue was 33.3% of total revenue in 1996 compared with 29.9% in 1995 and 25.1% in 1994. Growth in international revenue in 1996, although less than in the 1994 to 1995 period, was still strong and resulted from the increasing strength and maturity of the Company's distribution channels, expansion into new international markets, and from increased spending by less developed countries, particularly in the Asia/Pacific Region. Although the trend in international sales has been positive, there are factors which influence volatility of revenue such as the evolution of government controlled rate structures, instability in certain international economies, changes in political environments, and complex international financing arrangements. Given these factors, there can be no assurance that international revenue will continue to increase, or that such increases will offset declines in U.S. revenue. In addition, such volatility contributes to the uncertainty in the timing of international revenue from quarter to quarter.

GROSS MARGIN
------------------------------------------------------------------------------------------------
(dollars in millions)           1996         Change           1995         Change           1994
------------------------------------------------------------------------------------------------
Gross margin                  $124.9         (3.5%)         $129.4          1.0%          $128.1
As a % of revenue               50.4%                         51.2%                         51.8%
------------------------------------------------------------------------------------------------

Gross margin as a percentage of revenue was 50.4% in 1996, compared to 51.2% in 1995 and 51.8% in 1994. This decrease has been caused principally by worldwide product pricing pressures attributable to increased competition and changes in the healthcare environment. In addition, the growth in international revenue has placed greater pressures on margins as sales increase to international third party distributors which are more heavily discounted than sales directly to customers. The Company expects gross margin will continue to be impacted by both increasing worldwide product pricing pressures and the proportion of international revenue to total revenue.

OPERATING EXPENSES
-------------------------------------------------------------------------------------------------
(dollars in millions)                  1996        Change         1995        Change         1994
-------------------------------------------------------------------------------------------------
Selling, general and administrative   $74.2         5.1%         $70.6         3.1%         $68.5
As a % of revenue                      29.9%                      27.9%                      27.7%
-------------------------------------------------------------------------------------------------
Research and development              $28.3        (5.9%)        $30.1        (1.3%)        $30.5
As a % of revenue                      11.4%                      11.9%                      12.3%
-------------------------------------------------------------------------------------------------
In-process R&D                        $ 8.8           --            --           --            --
As a % of revenue                       3.5%                        --                         --
-------------------------------------------------------------------------------------------------
Restructuring of operations           $ 7.1        211.2%        $ 2.3        (37.8%)       $ 3.7
As a % of revenue                       2.9%                       0.9%                       1.5%
-------------------------------------------------------------------------------------------------

Selling, general and administrative expenses increased 5.1% to $74.2 million in 1996 from $70.6 million in 1995. As a percentage of revenues, these expenses increased to 29.9% in 1996 from 27.9% in 1995. The increase was attributable to international expansion and greater investment in CIS sales and marketing efforts, partly offset by management's ongoing cost reduction efforts. The increased investment in sales and marketing is expected to continue in the near term as the Company expands its CIS and international efforts. In 1995, selling, general and administrative expenses of $70.6 million represented an increase of 3.1% from $68.5 million in 1994. As in 1996, the increase was largely attributable to expansion internationally as well as investment in the CIS organization.

Research and development costs in 1996 declined to $28.3 million from $30.1 million in 1995 and $30.5 million in 1994. The current level of investment in research and development reflects the Company's continuing efforts to contain non-essential costs while still maintaining the level of investment necessary to expand its core monitoring product lines as well as continue the development of its clinical information systems products. As the Company continues to invest in clinical information systems products, and transitions to become more of a software development company, which historically invest greater amounts in research and development, there may be some upward movement in these expenditures.

In the first quarter of 1996, the Company acquired full ownership interest in JRS Clinical Technologies, a company that provides a point-of-care-based clinical information system. The Company also formed a limited liability corporation with DSA Systems, a developer of specialized software products for clinical practice management. These transactions resulted in pre-tax expenses of $8.8 million, which reflect the estimated portion of the acquisition price attributable to in-process research and development. These strategic investments are expected to enhance the Intesys product line and are consistent with the Company's goal of being an enterprise-wide provider of clinical information systems.

In 1997, the Company expects to acquire Advanced Medical Systems (AMS), located in Hamden, Connecticut. A substantial portion of the $7.0 million purchase price is expected to be expensed as a one-time charge attributable to the purchase of in-process research and development in 1997. AMS provides fetal monitors for use in the doctor's office and in labor and delivery. AMS also provides a point-of-care obstetrical information management system which helps to optimize outcomes and productivity by automating the collection and reporting of data in the obstetrical services department. With this acquisition, the Company expects to be able to offer an integrated perinatal system.

The Company incurred pre-tax restructuring and reorganization costs of $7.1 million in 1996, $2.3 million in 1995 and $3.7 million in 1994 related to the consolidation of manufacturing operations in its new facility located in Redmond, Washington. The consolidation activities were substantially complete at the end of 1996. Once the expected efficiencies from this consolidation are fully realized, the Company anticipates annual cost savings of approximately $2.0 million as a result of reduced labor, shipping and facilities costs.

OTHER INCOME (EXPENSE)
-------------------------------------------------------------------------------------------------
(dollars in millions)                             1996                 1995                  1994
-------------------------------------------------------------------------------------------------
Interest income, net                             $ 1.8                 $3.3                 $ 1.5
-------------------------------------------------------------------------------------------------
Other income, net                                $(0.2)                  --                 $ 4.4
-------------------------------------------------------------------------------------------------
Earthquake damage and recovery                      --                   --                 $(2.4)
-------------------------------------------------------------------------------------------------

Net interest income in 1996 totaled $1.8 million compared to $3.3 million in 1995 and $1.5 million in 1994. The decrease in 1996 interest income was primarily the result of lower invested cash balances. The increase in 1995 interest income was primarily the result of higher invested cash balances and increases in market interest rates.

Other income included a loss from foreign currency exchange rate fluctuations of $236,000 in 1996 and gains of $59,000 and $276,000 in 1995 and 1994, respectively. In 1994, other income also included a $4.4 million gain realized from the sale of the Company's minority interest in PHAMIS, Inc.

In the first quarter of 1994, the Company incurred $2.4 million of uninsured pre-tax expenses as a result of the January 1994 earthquake that damaged the Company's primary manufacturing facility in Chatsworth, California.

TAXES AND NET INCOME
----------------------------------------------------------------------------------------------------
(dollars in millions, except per share data)      1996                   1995                   1994
----------------------------------------------------------------------------------------------------
Income taxes                                    $  5.5                 $ 11.1                 $ 10.8
Effective tax rate                                68.3%                  37.4%                  37.4%
Net income                                      $  2.6                 $ 18.6                 $ 18.1
Net income per share(1)                         $  0.25                $  1.73                $  1.68
----------------------------------------------------------------------------------------------------

(1) Per share data is based on the weighted average number of common shares and dilutive common equivalent shares outstanding for the Company.

The higher than normal effective tax rate for 1996 of 68.3% resulted from a substantial portion of in-process research and development expenses which were not deductible for tax purposes. Excluding the impact of the in-process research and development expenses, the effective tax rate for 1996 was 37.4% which approximated the effective tax rates in 1995 and 1994. These rates reflect the mix of federal, state, and foreign tax rates.

Net income excluding non-recurring items was $15.0 million in 1996, $20.1 million in 1995, and $19.1 million in 1994 or $1.46, $1.86, and $1.77 per share in 1996, 1995 and 1994, respectively. Non-recurring items included restructuring and reorganization charges of $7.1 million and in-process research and development expenses of $8.8 million in 1996. In 1995, non-recurring items included restructuring charges of $2.3 million. In 1994, non-recurring items included restructuring and reorganization charges of $3.7 million, a charge of $2.4 million related to earthquake damage recovery and a $4.4 million gain realized from the sale of the Company's minority interest in PHAMIS, Inc.

CAPITAL RESOURCES AND LIQUIDITY
------------------------------------------------------------------------------------------------
(dollars in millions)                                                 1996                  1995
------------------------------------------------------------------------------------------------
Cash and short-term investments                                     $ 32.1                $ 52.7
Working capital                                                      131.7                 155.1
Long-term debt                                                        13.5                  14.3
Shareholders' equity                                                 196.3                 204.1
------------------------------------------------------------------------------------------------

The Company's combined cash and short-term investments were $32.1 million as of December 27, 1996. The short-term investment portfolio was conservatively invested and diversified among security types and issuers. It did not include any derivative products.

During 1996, the Company generated $17.1 million in cash from operations, including cash paid to acquire in-process research and development of $6.7 million. Excluding these expenditures, the Company generated $23.8 million in 1996 compared to $19.1 million in 1995. The increase primarily resulted from increases in accounts payable and accrued expenses, partially offset by increases in receivables. The increase in payables resulted from changes in the timing of payments for various liabilities incurred in 1996, such as the Company's 401(k) and Pension plan accruals. The increase in receivables is attributable to both the growth in international sales, which are characterized by longer collection cycles, and a large volume of shipments occurring at the end of the fourth quarter. The timing of these shipments was influenced by the relocation of the Chatsworth manufacturing operations to Redmond which resulted in more orders shipping at the end of the quarter. Although the manufacturing consolidation is no longer expected to impact the timing of shipments, the extent to which international revenue continues to outpace U.S. revenue growth will largely determine whether the trend in increasing receivables will continue.

At December 27, 1996, the Company's working capital was $131.7 million, as compared to $155.1 million at December 29, 1995, reflecting the decline in cash balances which related to the repurchase of treasury shares and construction activities to complete the Company's new manufacturing facility.

The Company invested $18.3 million in property, plant and equipment in 1996, $17.2 million in 1995 and $14.9 million in 1994. Included in additions to property, plant and equipment were expenditures for the purchase of land and related construction costs incurred in connection with the development of a 212,000 square foot manufacturing building adjacent to the Company's corporate offices in Redmond, Washington. The building consolidates operations previously located in several leased facilities. In 1996, the Company incurred expenditures of $8.1 million related to the construction of this facility, compared to $9.5 million in 1995. In 1994, the Company incurred expenditures of $7.3 million for the purchase of approximately eight acres of developed property, a portion of which is being used for the new building. Construction of the facility was completed in the second quarter of 1996. In addition to construction of this facility, the Company invested approximately $4.5 million in machinery and equipment and $5.7 million on other capital acquisitions in 1996.

Other significant uses of cash during 1996 included $18.3 million of stock repurchases related to the Company's stock repurchase programs authorized by the Board of Directors in June of 1993 and November of 1995. The Company repurchased the balance of 264,000 shares remaining under the June 1993 repurchase authorization and 532,200 shares out of the one million authorized in November of 1995, for a total of 796,200 shares in 1996. On February 27, 1997, the Company's Board of Directors authorized a third share repurchase program of up to one million shares. These shares are being used to service the Company's various employee benefit plans, as well as for other purposes the Company may deem appropriate.

The Company continues to make principal payments of $750,000 annually under its long-term debt agreement in the initial amount of $15.0 million. This agreement, entered into in 1995, was used to pay the balance of the Company's existing debt of $11.5 million secured by property in Redmond, Washington, with the remainder of the term loan proceeds used to provide additional working capital for ongoing activities. The Company also has available $16.0 million of U.S. lines of credit, as well as several small credit lines to meet the operating requirements of its international subsidiaries.

The Company currently has an investment in Physio-Control International, Inc. (Physio), and holds 705,952 shares of Physio common stock. This stock is restricted and cannot be sold until April 1997 at which time a portion of the shares is expected to qualify for sale, and would be available to be converted to cash.

Management believes that existing cash and short-term investments and cash flow from operations, together with available credit lines, will continue to be sufficient to meet ongoing operating requirements as well as the Company's investment in capital additions and research and development activities. Cash may also be used from time to time to acquire technology, form alliances or fund acquisitions that support the Company's strategic objectives.

FOREIGN CURRENCY

Substantially all of the revenues and expenses of the Company's foreign subsidiaries are denominated in local currencies and translated to U.S. dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation impacts revenues, and to a lesser degree net income, as a result of foreign exchange rate fluctuations.

The Company's foreign currency transaction risk is primarily limited to amounts receivable from its foreign subsidiaries, which are denominated in local currencies and totaled $11.9 million at December 27, 1996, $8.5 million at December 29, 1995 and $8.2 million at December 30, 1994. The Company recognizes foreign exchange gains and losses to the extent foreign exchange rates fluctuate between the period the amounts receivable are first recorded and when they are settled. In order to minimize foreign currency transaction risk, the Company ensures that its foreign subsidiaries remit amounts to the U.S. parent in a timely manner. The Company does not currently hedge against foreign currency fluctuations.

FORWARD LOOKING INFORMATION

Private Securities Litigation Reform Act of 1995 Compliance Statement:
Statements contained in this report that are not based on historical facts are forward looking statements subject to uncertainties and risks including but not limited to: product and service demand and acceptance, economic conditions, the impact of competition and pricing, capacity and supply constraints or difficulties, and other risks detailed in the Company's Security and Exchange Commission filings.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            SPACELABS MEDICAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     December 27,     December 29,
                                                                         1996             1995
                                                                     ------------     ------------
                                                                            (in thousands)
                                              ASSETS
Current assets
  Cash and short-term investments (Note 2).........................    $ 32,063         $ 52,748
  Trade receivables, net of allowance for doubtful accounts of
     $1,709 and $1,780, respectively...............................      63,004           59,292
  Inventories (Note 3).............................................      56,114           55,912
  Prepaid expenses.................................................       2,652            2,154
  Deferred income taxes (Note 9)...................................      20,989           20,002
                                                                     ------------     ------------
          Total current assets.....................................     174,822          190,108
                                                                     ------------     ------------
Property, plant and equipment, net (Notes 4 and 16)................      61,715           53,970
Other assets, net (Note 5).........................................      20,908           10,355
                                                                     ------------     ------------
                                                                       $257,445         $254,433
                                                                     =============    =============

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings (Note 6)...................................    $     15         $    250
  Current portion of long-term debt (Note 7).......................         750              750
  Accounts payable and accrued expenses (Note 8)...................      34,367           28,309
  Deferred revenue.................................................       3,500            2,893
  Taxes on income..................................................       4,462            2,784
                                                                     ------------     ------------
          Total current liabilities................................      43,094           34,986
                                                                     ------------     ------------
Long-term debt (Note 7)............................................      13,500           14,250
Deferred income taxes (Note 9).....................................       4,503            1,128
Commitments and contingencies (Notes 11 and 12)....................          --               --
Shareholders' equity (Notes 10 and 11).............................     196,348          204,069
                                                                     ------------     ------------
                                                                       $257,445         $254,433
                                                                     =============    =============

          See accompanying Notes to Consolidated Financial Statements.

                            SPACELABS MEDICAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  Year Ended
                                            ------------------------------------------------------
                                            December 27,         December 29,         December 30,
                                                1996                 1995                 1994
                                            ------------         ------------         ------------
                                                    (in thousands, except per share data)
Revenue...................................    $247,953             $252,912             $247,198
Cost of sales.............................     123,082              123,496              119,146
                                            ------------         ------------         ------------
Gross margin..............................     124,871              129,416              128,052
                                            ------------         ------------         ------------
Operating expenses
  Selling, general and administrative
     (Note 5).............................      74,189               70,587               68,513
  Research and development................      28,293               30,076               30,494
  Acquisition of in-process research &
     development (Note 17)................       8,797                   --                   --
  Restructuring of operations (Note 16)...       7,126                2,290                3,700
                                            ------------         ------------         ------------
          Total operating expenses........     118,405              102,953              102,707
                                            ------------         ------------         ------------
Income from operations....................       6,466               26,463               25,345
Other income (expense)
  Interest income, net (Note 7)...........       1,814                3,315                1,503
  Other income (expense), net (Note 14)...        (206)                 (33)               4,387
  Earthquake damage and recovery (Note
     14)..................................          --                   --               (2,370)
                                            ------------         ------------         ------------
Income before income taxes (Note 9).......       8,074               29,745               28,865
Income taxes (Note 9).....................       5,512               11,114               10,802
                                            ------------         ------------         ------------
Net income................................    $  2,562             $ 18,631             $ 18,063
                                            =============        =============        =============
Net income per share......................       $0.25                $1.73                $1.68
                                            =============        =============        =============
Weighted average common shares and
  equivalents outstanding.................      10,317               10,769               10,761
                                            =============        =============        =============

          See accompanying Notes to Consolidated Financial Statements.

                            SPACELABS MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended
                                                     ---------------------------------------------
                                                     December 27,    December 29,    December 30,
                                                         1996            1995            1994
                                                     -------------   -------------   -------------
                                                                    (in thousands)
Operating activities
  Net income......................................     $   2,562       $  18,631       $  18,063
  Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization................         8,584           8,276           8,625
     Loss (gain) on sale of investments...........            31             206          (4,374)
     Acquired in-process research & development...         2,087              --              --
     Deferred income tax (benefit) provision......        (1,036)          1,141          (1,322)
     Contribution to ISSOP 401(k) plan in common
       stock......................................           672             844             936
     Changes in operating assets and liabilities
       Increase in trade receivables..............        (3,730)        (11,917)         (3,390)
       (Increase) decrease in inventories.........           (97)          2,673         (10,676)
       (Increase) decrease in prepaid expenses....          (488)            434            (198)
       Increase (decrease) in accounts payable and
          accrued expenses........................         6,082            (677)          3,008
       Increase (decrease) in deferred revenue....           577             400          (1,195)
       Increase (decrease) in taxes on income.....         1,665          (1,152)           (675)
     Other........................................           211             192            (600)
                                                          ------          ------           -----
Cash provided by operating activities.............        17,120          19,051           8,202
                                                          ------          ------           -----
Investing activities
  Investment in property, plant and equipment.....       (18,285)        (17,228)        (14,936)
  Proceeds from sale of investments...............            55           2,075           7,199
  Proceeds from maturity of short-term
     investments..................................            62          54,241          22,434
  Purchase of short-term investments..............            --         (41,003)        (32,857)
  Purchase of equity investments..................          (916)         (2,087)           (250)
  Other...........................................            --              16              42
                                                          ------          ------           -----
Cash used by investing activities.................       (19,084)         (3,986)        (18,368)
                                                          ------          ------           -----
Financing activities
  Increase (decrease) in short-term borrowings....          (235)            250              --
  Principal payments on long-term debt............          (750)        (11,900)           (700)
  Proceeds from long-term debt....................            --          15,000              --
  Purchase of treasury stock......................       (18,343)         (3,310)         (5,987)
  Exercise of stock options.......................           735           1,727             359
  Stock compensation tax benefits.................            60             100              --
                                                          ------          ------           -----
Cash provided (used) by financing activities......       (18,533)          1,867          (6,328)
                                                          ------          ------           -----
Effect of exchange rate changes on cash...........          (133)            (49)           (191)
                                                          ------          ------           -----
Increase (decrease) in cash and cash
  equivalents.....................................       (20,630)         16,883         (16,685)
Cash and cash equivalents at beginning of year....        46,464          29,581          46,266
                                                          ------          ------           -----
Cash and cash equivalents at end of year..........     $  25,834       $  46,464       $  29,581
                                                          ======          ======           =====

          See accompanying Notes to Consolidated Financial Statements.

                            SPACELABS MEDICAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

                             Common     Additional   Unrealized                 Unearned                  Treasury   Total Common
                             Shares      Paid-In       Gain On     Retained      Stock       Translation   Shares    Shareholders'
                            par value    Capital     Investments   Earnings   Compensation   Adjustment   At Cost       Equity
---------------------------------------------------------------------------------------------------------------------------------
                                                            (in thousands, except per share data)
Balance, December 31,
  1993....................    $ 112      $ 99,421      $     0     $ 83,442      $ (364)      $ (1,892)   $ (9,752)    $170,967
  Net income..............                                           18,063                                              18,063
  Foreign currency
    translation
    adjustment............                                                                         691                      691
  Exercise of stock
    options...............                    359                                                                           359
  Amortization of unearned
    compensation (Note
    11)...................                                                          325                                     325
  Contribution of shares
    to ISSOP 401(k)
    plan..................                     94                                                              842          936
  Issuance of restricted
    shares................                     92                                  (490)                       398           --
  Purchase of treasury
    shares................                                                                                  (5,987)      (5,987)
  Forfeitures of unearned
    compensation..........                    (82)                                  103                        (21)          --
                               ----      --------       ------     --------       -----          -----     -------     --------
Balance, December 30,
  1994....................      112        99,884            0      101,505        (426)        (1,201)    (14,520)     185,354
  Net income..............                                           18,631                                              18,631
  Foreign currency
    translation
    adjustment............                                                                         563                      563
  Exercise of stock
    options...............        1         1,159                                                              567        1,727
  Amortization of unearned
    compensation (Note
    11)...................                                                          160                                     160
  Contribution of shares
    to ISSOP 401(k)
    plan..................                    133                                                              711          844
  Issuance of restricted
    shares................                      4                                   (25)                        21           --
  Purchase of treasury
    shares................                                                                                  (3,310)      (3,310)
  Forfeitures of unearned
    compensation..........                    (43)                                   83                        (40)          --
  Stock compensation tax
    benefits..............                    100                                                                           100
                               ----      --------       ------     --------       -----          -----     -------     --------
Balance, December 29,
  1995....................      113       101,237            0      120,136        (208)          (638)    (16,571)     204,069
  Net income..............                                            2,562                                               2,562
  Foreign currency
    translation
    adjustment............                                                                         (56)                     (56)
  Unrealized gain on
    investment securities,
    net of tax effect of
    $3,424................                               6,360                                                            6,360
  Exercise of stock
    options...............                   (341)                                                           1,076          735
  Amortization of unearned
    compensation (Note
    11)...................                                                          289                                     289
  Contribution of shares
    to ISSOP 401(k)
    plan..................                     61                                                              611          672
  Issuance of restricted
    shares................                    108                                  (520)                       412           --
  Purchase of treasury
    shares................                                                                                 (18,343)     (18,343)
  Forfeitures of unearned
    compensation..........                    (39)                                  117                        (78)          --
  Stock compensation tax
    benefits..............                     60                                                                            60
                               ----      --------       ------     --------       -----          -----     -------     --------
Balance, December 27,
  1996....................    $ 113      $101,086      $ 6,360     $122,698      $ (322)      $   (694)   $(32,893)    $196,348
                               ====      ========       ======     ========       =====          =====     =======     ========

                                       Preferred     Common                                                Preferred     Common
                1996                     Shares      Shares                         1995                     Shares      Shares
         ------------------            ----------  -----------               ------------------            ----------  -----------
Par value per share                         $1.00         $.01      Par value per share                         $1.00         $.01
Authorized shares                       6,000,000   50,000,000      Authorized shares                       6,000,000   50,000,000
Issued shares                                  --   11,251,568      Issued shares                                  --   11,249,168
Outstanding shares                             --    9,830,071      Outstanding shares                             --   10,525,760
Treasury shares                                --    1,421,497      Treasury shares                                --      723,408

          See accompanying Notes to Consolidated Financial Statements.

                            SPACELABS MEDICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (dollars in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Distribution

Prior to June 27, 1992, Spacelabs Medical, Inc. (the "Company") was a wholly owned subsidiary of Westmark International Incorporated ("Westmark") which has subsequently been renamed Advanced Technology Laboratories, Incorporated ("ATL"). Effective June 26, 1992, the Company became a separate, publicly traded company pursuant to the distribution by Westmark of the Company's common stock to holders of Westmark common stock in a tax-free, one-for-one stock dividend (the "Distribution").

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

The Company's fiscal year is the 52- or 53-week period ending on the last Friday in December. The fiscal years ended December 27, 1996, December 29, 1995, and December 30, 1994, all consisted of 52 weeks.

Operations

The Company develops, manufactures, markets and services patient monitoring equipment and clinical information systems products for use in critical and acute care worldwide.

Cash Equivalents and Short-Term Investments

The Company considers all liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Included in short-term investments and other assets are investment securities. The Company's investment securities are classified as available-for-sale and carried at market value, with unrealized gains and losses excluded from the Consolidated Statements of Income and reported in a separate component of shareholders' equity. Gross realized gains and losses on the sales of investment securities are determined on the specific identification method and included in other income (expense).

Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out method, or market.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Significant additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, gains and losses are reflected in the Consolidated Statements of Income. Depreciation is provided for on the straight-line method over the following estimated useful lives:

                Buildings............................................   40 years
                Machinery and equipment..............................   3 - 10 years

Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

Cost in Excess of Net Assets of Businesses Acquired

The cost in excess of net assets of businesses acquired is amortized using the straight-line method over 5 to 40 years.

Foreign Currency

Revenue and expenses of the Company's international operations denominated in foreign currencies are translated to U.S. dollars at average rates of exchange prevailing during the year. Assets and liabilities are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are accumulated and charged or credited to shareholders' equity. Gains and losses on foreign currency transactions are included in other income (expense), net.

Revenue Recognition

Revenue is generally recognized upon shipment of products and delivery of services to customers.

Deferred revenue consists of deposits received from customers and unamortized service contract revenue. The revenue derived from these contracts is initially deferred and subsequently recognized on the straight-line method over the lives of the contracts.

Income Taxes

Deferred tax assets and liabilities have been established for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements and tax returns. These deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using currently enacted tax rates that are expected to be in effect during the years in which the differences are anticipated to reverse.

Product Warranties

The Company provides currently for the estimated cost to repair or replace products sold under warranties. Such warranties are generally for the earlier of 14 months from the date of original delivery or 12 months from first on-line operation.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

and the reported amounts of revenues and expenses during the reported period. Actual results may differ from these estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and short-term investments and trade accounts receivable. The Company's cash equivalents and short-term investments are diversified among security types, institutional issuers and industry groups. Trade accounts receivable reflect a broad customer base both nationally and internationally.

Income Per Share

Income per share is computed on the basis of the weighted average number of common shares plus dilutive common share equivalents outstanding. Common share equivalents are calculated under the treasury stock method and consist of unexercised employee stock options. Fully diluted income per share for all periods presented was not materially different from primary income per share.

Stock-Based Compensation

The Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in 1996. This statement permits a company to choose either a new fair-value-based method or the APB Opinion 25 intrinsic-value based method of accounting for stock-based compensation arrangements. SFAS No. 123 requires pro-forma disclosures of net income and earnings per share computed as if the fair-value-based method had been applied in financial statements of companies that continue to account for such arrangements under APB Opinion 25. The Company has elected to continue to record stock-based compensation using the APB Opinion 25 intrinsic-value-based method, and therefore, the adoption of SFAS No. 123 has not impacted the Company's financial position, results of operations, or liquidity.

Impairment of Long-Lived Assets

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

2. CASH AND SHORT-TERM INVESTMENTS

                                                                              1996        1995
                                                                             -------     -------
    Cash and cash equivalents.............................................   $25,834     $46,464
    Debt securities issued by the U.S. Treasury and Government agencies...     6,229       6,284
                                                                              ------      ------
                                                                             $32,063     $52,748
                                                                              ======      ======

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

Contractual maturities of investment securities, all of which are classified as available for sale at December 27, 1996, are shown below. Actual maturities may differ from contractual maturities due to availability of secondary markets and borrowers' rights to call or prepay obligations with or without penalties.

            2001...............................................................  $5,200
            2002...............................................................   1,029
                                                                                 ------
                                                                                 $6,229
                                                                                 ======

3. INVENTORIES

                                                                            1996         1995
                                                                          --------     --------
    Raw materials and components.......................................    $13,447      $15,728
    Work in progress...................................................     14,604       12,631
    Finished products..................................................     13,743       13,733
    Demonstration equipment............................................      3,780        3,671
    Customer service parts and equipment...............................     10,540       10,149
                                                                           -------      -------
                                                                           $56,114      $55,912
                                                                           =======      =======

4. PROPERTY, PLANT AND EQUIPMENT

                                                                            1996         1995
                                                                          --------     --------
    Land and improvements..............................................   $ 14,229     $ 12,618
    Construction in progress...........................................         --        9,966
    Buildings..........................................................     36,240       19,190
    Leasehold improvements.............................................      2,026        1,952
    Machinery and equipment............................................     63,202       56,905
                                                                           -------      -------
                                                                           115,697      100,631
    Accumulated depreciation and amortization..........................    (53,982)     (46,661)
                                                                           -------      -------
                                                                          $ 61,715     $ 53,970
                                                                           =======      =======

5. OTHER ASSETS

                                                                            1996         1995
                                                                          --------     --------
    Cost in excess of net assets of businesses acquired................    $11,789      $10,933
    Less accumulated amortization......................................     (4,744)      (4,402)
                                                                           -------      -------
                                                                             7,045        6,531
    Investment in Physio-Control International Corporation.............      9,807           23
                                                                           -------      -------
    Other, primarily investments, at cost..............................      4,056        3,801
                                                                           -------      -------
                                                                           $20,908      $10,355
                                                                           =======      =======

Amortization of cost in excess of net assets of businesses acquired was $347, $285 and $358 in 1996, 1995 and 1994, respectively, and is included in selling, general and administrative expense.

Subsequent to acquisitions, the Company periodically evaluates whether events and circumstances have occurred to indicate that the costs in excess of acquired assets may not be recoverable. The Company uses an estimate of the related business' undiscounted net cash flow to determine if

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

unamortized balances are expected to be recovered. If the evaluation indicates that the cost in excess of net assets of business acquired will not be recoverable, the asset will be reduced to its estimated fair value.

6. SHORT-TERM BORROWINGS

At December 27, 1996, the Company had available U.S. unsecured bank lines of credit totaling $16,000. There were no amounts outstanding under these agreements at December 27, 1996 or December 29, 1995. Restrictive terms of these lines of credit require, among other things, that the Company maintain specified financial ratios. The Company was in compliance with these covenants at December 27, 1996.

The Company has available for working capital purposes unsecured bank lines of credit maintained by various foreign subsidiaries. The Company had drawn $15 and $250 under these lines at December 27, 1996, and December 29, 1995, respectively.

7. LONG-TERM DEBT

In the fourth quarter of 1995, the Company borrowed $15,000 under an unsecured promissory note pursuant to an agreement with its primary lender. A portion of the note proceeds was used to pay off a bank loan secured by a lien on the Company's corporate office building and land. The note bears interest payable monthly at a margin over the one-month LIBOR (6.14% at December 27, 1996). Principal on the note is due in monthly installments of $62.5 until December 7, 2002, at which time all remaining principal and interest are due. Restrictive terms of the note require, among other things, that the Company maintain specified financial ratios. The Company was in compliance with these covenants at December 27, 1996. Aggregate maturities of long-term debt are $750 per year over the next six years with a final principal payment of $9,750 due at expiration of the note.

In order to manage interest costs and risks associated with interest rate fluctuations on its long-term debt, the Company has entered into an interest rate swap agreement with its primary lender. The agreement, in the notional amount of $15,000, effectively exchanges the variable rate on the Company's long-term debt for a fixed rate of 6.66%. The swap agreement expires in 2002. The differential to be paid or received under the swap agreement is accrued as interest rates change and recognized as an increase or reduction to interest expense over the life of the agreement. The counterparty under the agreement is a major financial institution and credit loss from counterparty non-performance is not anticipated.

8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                             1996        1995
                                                                            -------     -------
    Accounts payable......................................................  $14,417     $11,562
    Accrued expenses
      Salaries and other compensation.....................................    6,082       4,339
      Warranty reserves...................................................    5,138       5,578
      Employee benefit insurance reserves.................................    1,734       1,821
      Restructuring of operations.........................................      684         548
      Other...............................................................    6,312       4,461
                                                                            -------     -------
                                                                            $34,367     $28,309
                                                                            =======     =======

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

9.   INCOME TAXES

The components of income before income taxes are:

                                                                   1996       1995        1994
                                                                  ------     -------     -------
    U.S. operations.............................................  $7,366     $27,554     $26,821
    International operations....................................     708       2,191       2,044
                                                                  ------     -------     -------
                                                                  $8,074     $29,745     $28,865
                                                                  ======     =======     =======

The provision for income taxes consists of the following:

                              Current                             1996        1995        1994
                                                                 -------     -------     -------
      U.S. federal.............................................  $ 5,355     $ 8,160     $10,009
      U.S. state and local.....................................      271         925       1,844
      International............................................      922         888         271
    Deferred provision (benefit)...............................   (1,036)      1,141      (1,322)
                                                                 -------     -------     -------
                                                                 $ 5,512     $11,114     $10,802
                                                                 =======     =======     =======

Deferred income tax assets and liabilities consist of the following:

                                                                             1996        1995
                                                                            -------     -------
      Deferred income tax assets
         Inventory obsolescence reserves..................................  $ 9,108     $ 8,676
         Product warranty reserves........................................    1,629       1,800
         Net operating losses.............................................    1,168       1,002
         Deferred revenue.................................................    2,791       2,354
         Uniform inventory capitalization.................................    2,337       2,276
         Accrued compensation and benefits................................      990       1,123
         Employee benefit insurance reserves..............................      627         653
         Allowance for doubtful accounts..................................      507         539
         Restructuring of operations......................................      239         192
         Other............................................................    2,036       1,566
                                                                            -------     -------
                                                                             21,432      20,181
         Valuation allowance..............................................     (443)       (179)
                                                                            -------     -------
                                                                            $20,989     $20,002
                                                                            =======     =======
      Deferred income tax liability
         Deferred gain on sale of building................................  $ 1,079     $ 1,128
         Unrealized gain on investment securities.........................    3,424          --
                                                                            -------     -------
                                                                            $ 4,503     $ 1,128
                                                                            =======     =======

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income, as a result of the following:

                                                                   1996       1995        1994
                                                                  ------     -------     -------
    Taxes at the U.S. statutory rate............................  $2,826     $10,411     $10,103
    Increases (decreases) in taxes resulting from
         State and local taxes..................................     176         532       1,323
         International operations...............................     575          55        (545)
         Foreign sales corporation..............................    (628)       (428)       (454)
         Goodwill amortization..................................      96         278         125
         In-process research and development....................   2,316          --          --
         Other, net.............................................     151         266         250
                                                                  ------     -------     -------
                                                                  $5,512     $11,114     $10,802
                                                                  ======     =======     =======

The net changes in the valuation allowance for deferred tax assets were an increase of $264 in 1996, a decrease of $291 in 1995 and a decrease of $154 in 1994. These changes primarily relate to net operating loss carryforwards generated or utilized by foreign operations.

At December 27, 1996, the Company had U.S. net operating loss carryforwards for tax purposes of approximately $2,171, resulting from an acquisition in 1990. These net operating loss carryforwards expire in 2005.

At December 27, 1996, the Company also had international net operating loss carryforwards for tax purposes of approximately $1,297, which contain carryforward periods ranging from 5 years to unlimited.

10. SHAREHOLDERS' EQUITY

Purchase of Treasury Shares

In June 1993, the Company's Board of Directors authorized a plan to repurchase up to one million shares of the Company's common stock, subject to certain limitations and conditions. In November 1995, the Company's Board of Directors authorized a second share repurchase program of up to one million shares, subject to certain limitations and conditions. In addition, in 1995 and 1993, the Board of Directors approved odd-lot repurchase programs. As of December 27, 1996, the Company had purchased 1,638,754 shares at a total cost of $37.4 million. The shares are used to service the Company's employee benefit plans and may be used for other purposes the Company deems appropriate.

11. EMPLOYEE BENEFIT PLANS

Pension Plans

Substantially all employees of the Company's U.S. operations are covered under noncontributory defined benefit pension plans. The benefits are based on the employees' years of service and highest consecutive five-year average compensation.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

Net pension cost is comprised of the following:

                                                                    1996        1995        1994
                                                                   -------     -------     ------
    Service cost for benefits earned during the year.............  $ 1,377     $ 1,171     $1,106
    Interest cost on projected benefit obligation................    1,349       1,007        884
    (Income) loss on plan assets.................................   (1,894)     (2,419)       187
    Net amortization (deferral)..................................      925       1,838       (698)
                                                                    ------      ------     ------
                                                                   $ 1,757     $ 1,597     $1,479
                                                                    ======      ======     ======

The funded status of the plans at December 27, 1996, and December 29, 1995, follows:

                                                                            1996         1995
                                                                          --------     --------
    Accumulated benefit obligation, including vested benefits of $13,413
      at December 27, 1996 and $12,547 at December 29, 1995.............  $ 14,042     $ 13,502
                                                                          ========     ========
    Projected benefit obligation, including the effect of projected
      future salary increases...........................................  $ 19,616     $ 19,590
    Plan assets at fair value...........................................   (15,872)     (14,557)
                                                                          --------     --------
    Excess of projected benefit obligation over plan assets.............     3,744        5,033
    Unrecognized prior service cost.....................................      (467)        (670)
    Unrecognized net experience loss....................................    (2,927)      (5,769)
                                                                          --------     --------
      Accrued (prepaid) pension cost....................................  $    350     $ (1,406)
                                                                          ========     ========

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.75% for 1996 and 7.25% for 1995. The assumed rate of increase in future compensation level was 5.5% for 1996 and 1995 and 6.5% for 1994, and the expected long-term rate of return on plan assets was 9.0% for each of 1996, 1995 and 1994.

ISSOP 401(k) Plan

An Incentive Savings and Stock Ownership Plan is maintained for all full-time U.S. resident employees of the Company with at least one year of service. Under the plan, participating employees may defer up to 16% of their pretax salary, but not more than the statutory limits. The Company contributes, in Company stock, fifty cents for each dollar contributed by a participant, with a maximum contribution of 6% of a participant's earnings. The Company's matching contributions to the savings plan were $672, $844 and $936 in 1996, 1995 and 1994, respectively.

Stock Option Plans

At December 27, 1996, the Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option awards. Had compensation cost for the Company's stock option awards been determined consistent with FASB

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

Statement of Financial Accounting Standards No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                       1996       1995
                                                                      ------     -------
            Net income                   As reported................  $2,562     $18,631
                                         Pro forma..................  $  903     $17,499

            Net income per share         As reported................  $ 0.25     $  1.73
                                         Pro forma..................  $ 0.09     $  1.63

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0% for both years; expected volatility of 36% and 39%; risk free interest rates of 5.7% and 7.1%; and expected lives of 4.1 years and 4.1 years for the Nonofficer Employee Plan options, 4.8 years and 4.8 years for the 1992 Plan options, and
4.2 years and 4.2 years for the Director Plan options.

A summary of the plans is as follows:

THE 1992 OPTION, STOCK APPRECIATION RIGHT, RESTRICTED STOCK, STOCK GRANT AND PERFORMANCE UNIT PLAN (THE "1992 PLAN"):

Under the 1992 Plan, as amended and restated, for each calendar year from and including 1995 through May 10, 2000, the number of shares authorized for issuance is equal to an amount of up to 2% of the adjusted average common stock outstanding of the Company used to calculate fully diluted earnings per share as reported in the annual report to stockholders for the preceding year. In addition, any shares authorized for issuance under the formula in any previous year (1995 or later) but not actually issued under the 1992 Plan will be added to the number of shares that become authorized for issuance in any current year. Within the limit established by the formula, over the term of the 1992 Plan, not more than an aggregate of 500,000 shares of common stock may be issued on exercise of incentive stock options under the 1992 Plan and not more than an aggregate of 500,000 shares may be issued pursuant to grants or awards of restricted stock, stock grants or performance units under the 1992 Plan.

At December 27, 1996, 341,648 shares were available for future grant under the 1992 Plan. Pursuant to the formula, total shares available for future grant increased to 547,982 at January 1, 1997. On January 1, 1997, 467,467 shares were available for issuance on exercise of incentive stock options over the remaining term of the 1992 Plan and 494,300 shares were available for restricted stock awards, stock grants, and performance unit awards over the remaining term of the 1992 Plan.

Stock options and restricted shares granted under the 1992 Plan generally vest on a cumulative basis at 25% each year over a four year period and have a maximum term of 10 years. Stock options are granted at an exercise price equal to the fair market value of the shares at the date of grant.

THE 1992 STOCK OPTION AND DEFERRAL PLAN FOR NONEMPLOYEE DIRECTORS (THE "DIRECTOR PLAN"):

The Director Plan, as amended and restated, provides for the grant of options to acquire up to a total of 150,000 shares of common stock to nonemployee directors. Pursuant to the Director Plan, 59,500 options have been granted. At December 27, 1996, 92,500 shares were available for future grant. Stock options granted under the Director Plan are generally exercisable on the day of the Annual Meeting next following the date of grant, if the optionee has continued to serve as a director until such meeting.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

The options granted under the Director Plan have a maximum term of 10 years and are granted at an exercise price equal to the fair market value of the shares at the date of grant.

THE SPACELABS MEDICAL, INC. 1992 ADJUSTMENT PLAN (THE "ADJUSTMENT PLAN"):

Pursuant to the Distribution, each Westmark stock option held immediately prior to the Distribution date was automatically adjusted into two separate options, one for Spacelabs Medical common stock and one for ATL common stock. In addition, each restricted share of Westmark common stock received a dividend of one share of Spacelabs Medical common stock in the distribution. The options to purchase Spacelabs Medical common stock and the restricted Spacelabs Medical common stock received pursuant to adjustments made in the distribution are administered under the Adjustment Plan. The Adjustment Plan has no other purpose, and no further grants will be made under the Adjustment Plan except in connection with the regrant of such adjusted options as permitted by the Adjustment Plan. All outstanding options under this plan are vested and have a maximum term of 10 years. The options with the longest remaining term expire in April 2002.

THE 1993 NONOFFICER EMPLOYEE OPTION, STOCK APPRECIATION RIGHT, RESTRICTED STOCK, STOCK GRANT AND PERFORMANCE UNIT PLAN (THE "NONOFFICER EMPLOYEE PLAN"):

Under the Nonofficer Employee Plan, as amended, 1,800,000 shares of common stock were reserved for issuance upon the exercise of stock options at prices determined by the Company's Nonofficer Employee Plan Committee, for issuance of restricted shares for cash equal to the par value of the shares of common stock and for issuance upon the payment of stock appreciation rights or performance unit awards. At December 27, 1996, 1,165,375 shares were available for future grant under the Nonofficer Employee Plan. Stock options and restricted shares granted under the Nonofficer Employee Plan generally vest on a cumulative basis at 25% per year over a four-year period and have a maximum term of 10 years.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

A summary of the Company's stock option plans as of December 27, 1996, and December 29, 1995, is presented below:

                                                           1996                        1995
                                                  -----------------------     -----------------------
                                                                Weighted-                   Weighted-
                                                                 Average                     Average
                                                                Exercise                    Exercise
                 Stock Options                     Shares         Price        Shares         Price
------------------------------------------------  ---------     ---------     ---------     ---------
Outstanding at beginning of year................  1,532,561      $ 20.87      1,335,003      $ 20.21
Granted.........................................    405,200        26.31        427,320        23.33
Exercised.......................................    (54,338)       13.42        (86,449)       18.93
Forfeited.......................................   (140,125)       24.44       (143,313)       23.31
                                                  ---------                   ---------
Outstanding at end of year......................  1,743,298      $ 22.07      1,532,561      $ 20.87
                                                  =========                   =========

Options exercisable at year-end.................  1,005,464      $ 20.03        746,736      $ 18.99
                                                  =========                   =========

Weighted-average fair value of options granted
  during the year...............................  $   10.09                   $   10.11
                                                  =========                   =========

The following table summarizes information about stock options outstanding at December 27, 1996:

                                                                                 Options Exercisable
                                    Options Outstanding                                 Number
                    ---------------------------------------------------     ------------------------------
                      Number         Weighted-Avg.                            Number
    Range of        Outstanding        Remaining         Weighted- Avg.     Exercisable     Weighted- Avg.
Exercise Prices     at 12/27/96     Contractual Life     Exercise Price     at 12/27/96     Exercise Price
----------------    -----------     ----------------     --------------     -----------     --------------
$7.65 - $ 8.58          22,575             2.0               $ 8.11             22,575          $ 8.11
10.38 -  13.44         197,074             3.8                11.69            197,074           11.69
15.53 -  20.75         180,701             6.7                19.02            118,776           18.79
21.13 -  24.50         772,498             6.8                22.56            514,614           22.38
25.06 -  27.38         570,450             8.2                25.62            152,425           25.63
--------------       ---------             ---               ------          ---------          ------
$7.65 - $27.38       1,743,298             6.9               $22.07          1,005,464          $20.03
==============       =========             ===               ======          =========          ======

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

The following table summarizes information about restricted shares:

                                                                                 Shares
                                                                           ------------------
                                Restricted Stock                            1996        1995
        ----------------------------------------------------------------   ------      ------
        Outstanding at beginning of year................................   13,950      23,700
        Granted.........................................................   20,000       1,000
        Vested..........................................................   (5,400)     (8,800)
        Forfeited.......................................................   (3,800)     (1,950)
                                                                           ------      ------
        Outstanding at end of year......................................   24,750      13,950
                                                                           ======      ======
        Weighted-average fair value of restricted shares granted during
          the year......................................................   $26.02      $25.13
                                                                           ======      ======

Restricted shares are issued at par value. Unearned compensation representing the fair market value of the Company's common stock at the date of grant is amortized over the four-year vesting period. Amortization of restricted share compensation was $252, $124, and $269 in 1996, 1995 and 1994, respectively.

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain property and equipment under long-term operating leases expiring on various dates through 2002, some of which contain renewal options. Many of these leases contain clauses for escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Net annual rental expense under these leases was $4,980, $5,047 and $4,287 in 1996, 1995 and 1994, respectively.

Minimum aggregate future rentals are as follows:

                1997......................................................   $2,357
                1998......................................................      944
                1999......................................................      855
                2000......................................................      738
                2001......................................................      380
                Thereafter................................................      115
                                                                             ------
                                                                             $5,389
                                                                             ======

The Company leases certain property and office space to others under short-term operating leases expiring on various dates through 2000, some of which contain renewal options. Rental income under these leases was $223 in 1996, $229 in 1995 and $207 in 1994.

Litigation

Various lawsuits and claims are pending against the Company. Although the outcome of such lawsuits and claims cannot be predicted with certainty, the disposition thereof will not, in the opinion of management, result in a material adverse effect on the financial condition of the Company.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

13. SUPPLEMENTAL CASH FLOW INFORMATION

The following provides additional information concerning disclosure of cash flow activities:

                                                                   1996       1995        1994
                                                                  ------     -------     -------
    Interest paid (including $498 and $377 capitalized in 1996
      and 1995, respectively)...................................  $1,277     $   886     $   630
                                                                  ======     =======     =======
    Income taxes paid...........................................  $4,768     $11,163     $12,810
                                                                  ======     =======     =======

14. OTHER INCOME (EXPENSE)

Foreign currency exchange gains and losses consist of realized gains and losses on cash transactions involving various foreign currencies and unrealized gains and losses resulting from exchange rate fluctuations primarily affecting inter-company accounts. Net gains (losses) from foreign currency transactions included in other income (expense), net were $(236), $59 and $276 in 1996, 1995 and 1994, respectively.

In 1994, other income (expense), net included a $4,422 gain realized from the sale of the Company's minority interest in PHAMIS, Inc., in conjunction with the initial public offering by PHAMIS, Inc. in December 1994.

In January 1994, the Company's Chatsworth, California manufacturing facility suffered damage as a result of the Los Angeles, California earthquake. Results for 1994 include a pretax charge of $2,370 in non-recurring, uninsured expenses necessary to repair the damage and restore operations at this facility.

15. GEOGRAPHIC SEGMENT INFORMATION

The Company operates in one industry segment: developing, manufacturing, marketing and servicing patient monitoring equipment and clinical information systems products. The Company's products are marketed internationally through its subsidiaries and independent distributors, with principal subsidiaries located in Europe, Canada, Australia and Asia.

                                                                    1996         1995         1994
                                                                  --------     --------     --------
Revenue -- unaffiliated customers
     U.S. operations..........................................    $206,863     $209,633     $212,184
     International operations.................................      41,090       43,279       35,014
                                                                  --------     --------     --------
                                                                  $247,953     $252,912     $247,198
                                                                  ========     ========     ========
Income from operations
     U.S. operations..........................................    $  6,173     $ 25,268     $ 23,496
     International operations.................................         670        2,209        2,025
     Eliminations.............................................        (377)      (1,014)        (176)
                                                                  --------     --------     --------
                                                                  $  6,466     $ 26,463     $ 25,345
                                                                  ========     ========     ========
Assets
     U.S. operations..........................................    $240,738     $236,803     $219,571
     International operations.................................      35,086       32,194       27,752
     Eliminations.............................................     (18,379)     (14,564)     (13,269)
                                                                  --------     --------     --------
                                                                  $257,445     $254,433     $234,054
                                                                  ========     ========     ========
Net assets of international operations........................    $ 23,045     $ 20,114     $ 18,429
                                                                  ========     ========     ========

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

International revenue, including both international operations and export sales (export sales are included in U.S. operations in the table above), were as follows:

                                                                  1996        1995        1994
                                                                 -------     -------     -------
    International operations...................................  $41,090     $43,279     $35,014
    Export sales...............................................   41,373      32,318      27,028
                                                                 -------     -------     -------
                                                                 $82,463     $75,597     $62,042
                                                                 =======     =======     =======
    Percentage of total revenue................................     33.3%       29.9%       25.1%
                                                                 =======     =======     =======

16. RESTRUCTURING OF OPERATIONS

The Company incurred restructuring charges of $7,126, $2,290 and $3,700 in 1996, 1995 and 1994, respectively, related to the consolidation of printed circuit-board assembly and customer service operations in its new Redmond, Washington facility constructed during 1996 and 1995. The charges include the write-down of equipment to estimated realizable values and facilities closure costs. The consolidation activities were substantially complete at the end of 1996.

17. ACQUISITION OF IN-PROCESS RESEARCH AND DEVELOPMENT

The Company completed its acquisition of JRS Clinical Technologies, Inc. and formed a limited liability corporation with DSA Systems during the first quarter of 1996. The Company has recorded a one-time, pre-tax charge of $8.8 million related to the acquisition of in-process research and development in connection with these investments. The purchase method of accounting was used by the Company in connection with these transactions.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     QUARTER
                                                      -------------------------------------
                                                      First     Second     Third     Fourth     Total
                                                      -----     ------     -----     ------     ------
                                                            (in millions, except per share data)
1996
Revenue............................................   $63.3     $62.4      $60.0     $62.3      $248.0
Gross margin.......................................    31.9      31.4       30.3      31.3       124.9
Income (loss) before income taxes..................    (3.2)      2.8        4.4       4.1         8.1
Net income (loss)..................................    (4.5)      1.8        2.8       2.5         2.6
Net income (loss) per share........................   $(.42)    $ .17      $ .27     $ .25      $  .25
1995
Revenue............................................   $63.1     $64.0      $63.2     $62.6      $252.9
Gross margin.......................................    32.6      32.9       32.1      31.8       129.4
Income before income taxes.........................     7.1       7.3        7.8       7.5        29.7
Net income.........................................     4.4       4.6        4.9       4.7        18.6
Net income per share...............................   $ .41     $ .43      $ .45     $ .44      $ 1.73

Significant events impacting quarterly results are discussed in Notes 16 and 17.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and short-term investments: The fair value of short-term investments is estimated based on quoted market prices for those or similar investments. At December 27, 1996 and December 29, 1995, the carrying values approximated fair values.

Long-term investments: In 1995, the Company sold its First Medic product line to Physio-Control International Corporation and received cash and stock. The stock is restricted and cannot be sold until April 1997 and thereafter. The value of the restricted stock at December 27, 1996 and December 29, 1995 is estimated based on the existing market price discounted for market risk factors and the time value of money.

The carrying value of the Company's investment in JRS Clinical Technologies, Inc. (JRS) approximated the market value of this investment at December 29, 1995. JRS was acquired by the Company in 1996 and is consolidated in the Company's 1996 financial statements.

The fair value of other investments was estimated based on existing market prices discounted for market risk factors and the time value of money.

Long-term debt: The carrying amount of the Company's long-term debt approximates its fair value because the interest rate is variable and is set to market.

Interest rate swap agreement: The fair value of the interest rate swap agreement is the amount at which the agreement could be settled between the counterparties, which was not considered significant at December 27, 1996 or December 29, 1995.

                                                                  1996                     1995
                                                          --------------------     --------------------
                                                          Carrying      Fair       Carrying      Fair
                                                           Amount       Value       Amount       Value
                                                          --------     -------     --------     -------
Cash and short-term investments.........................  $ 32,063     $32,063     $ 52,748     $52,748
Long-term investments
  Investment in Physio-Control International
     Corporation........................................  $  9,807     $12,620     $     23     $ 5,500
  Investment in JRS Clinical Technologies, Inc..........        --          --     $  2,087     $ 2,087
  Other Investments.....................................  $  1,000     $ 1,000           --          --
  Investments for which it is not practicable to
     estimate fair value................................        --          --     $  1,000          --
Long-term debt..........................................  $ 14,250     $14,250     $ 15,000     $15,000
Interest rate swap agreement............................        --          --           --          --

20. SUBSEQUENT EVENT

In 1997, the Company expects to acquire Advanced Medical Systems (AMS), located in Hamden, Connecticut for approximately $7 million. A substantial portion of the purchase price is expected to be expensed as a one-time charge attributable to the purchase of in-process research and development in 1997. AMS provides fetal monitors for use in the doctor's office and in labor and delivery. AMS also provides a point-of-care obstetrical information management system which helps to optimize outcomes and productivity by automating the collection and reporting of data in the obstetrical services department. With this acquisition, the Company expects to be able to offer an integrated perinatal system.

                            SPACELABS MEDICAL, INC.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Spacelabs Medical, Inc.

We have audited the consolidated financial statements of Spacelabs Medical, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spacelabs Medical, Inc. and subsidiaries as of December 27, 1996, and December 29, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Seattle, Washington
January 30, 1997

                                  SCHEDULE II

                            SPACELABS MEDICAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                                         Additions
                                                  -----------------------
                                     Balance at                Charged to                   Balance at
                                     Beginning    Charged to     Other                        End of
            Description              of Period     Expenses     Accounts    Deductions(1)     Period
-----------------------------------  ----------   ----------   ----------   -------------   ----------
Year ended December 27, 1996:
  Valuation accounts deducted from
     assets:
     Allowance for doubtful
       receivables.................    $1,780        $ 16           --          $  87         $1,709
                                       ======        ====         ====           ====         ======

Year ended December 29, 1995:
  Valuation accounts deducted from
     assets:
     Allowance for doubtful
       receivables.................    $1,754        $111           --          $  85         $1,780
                                       ======        ====         ====           ====         ======

Year ended December 30, 1994:
  Valuation accounts deducted from
     assets:
     Allowance for doubtful
       receivables.................    $1,847        $123           --          $ 216         $1,754
                                       ======        ====         ====           ====         ======

---------------

(1) Accounts charged off, net of recoveries.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

        ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information included in Part I, Item 4 of this report, the information required by Part III (Items 10-13) is set forth in Spacelabs Medical's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days of December 27, 1996. Such information is incorporated herein by reference and made a part hereof.

                                    PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT

  1. INDEX TO FINANCIAL STATEMENTS

     - Consolidated Balance Sheets as of December 27, 1996 and December 29, 1995

     - Consolidated Statements of Income for each of the years in the three-year period ended
         December 27, 1996

     - Consolidated Statements of Cash Flows for each of the years in the three-year period ended
         December 27, 1996

     - Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 27, 1996

     - Notes to Consolidated Financial Statements

  2. INDEX TO FINANCIAL STATEMENT SCHEDULES

     - Schedule II--Valuation and Qualifying Accounts

  3. INDEX TO EXHIBITS

    EXHIBIT NO.                                       DESCRIPTION
    -----------     -------------------------------------------------------------------------------
           *3.1     Certificate of Incorporation of Spacelabs Medical, Inc.
        ++++3.2     Amended and Restated By-Laws of Spacelabs Medical, Inc.
           *4.1     Form of Rights Agreement dated as of June 26, 1992 between Spacelabs Medical,
                    Inc. and First Chicago Trust Company of New York, as Rights Agent, which includes as Exhibit A the Certificate of Designation relating to the Series A
                    Participating Cumulative Preferred Stock and as Exhibit B the form of Rights
                    Certificate.
           *4.2     Form of Common Stock Certificate of Spacelabs Medical, Inc.
          *10.1     Distribution Agreement dated as of May 18, 1992 between Spacelabs Medical, Inc.
                    and Westmark International Incorporated.
          *10.2     Tax Allocation Agreement dated as of May 18, 1992 between Spacelabs Medical,
                    Inc. and Westmark International Incorporated.
      P++++10.3     1992 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and
                    Performance Unit Plan of Spacelabs Medical, Inc., as amended and restated on
                    May 10, 1995.
         P*10.4     Spacelabs Medical, Inc. 1992 Adjustment Plan.

    EXHIBIT NO.                                       DESCRIPTION
    -----------     -------------------------------------------------------------------------------
       (+-)10.5     Stock Option and Deferral Plan for Nonemployee Directors, as amended and restated on May 9, 1996.
      (+-)*10.6     Management Incentive Compensation Plan of Spacelabs Medical, Inc.
          *10.7     Change of Control Agreement dated May 18, 1992 between Spacelabs Medical, Inc.
                    and Carl A. Lombardi.
         **10.8     Leases between Robert A. Whelan, as trustee for the R. and M. Whelan Living
                    Trust, and Spacelabs Medical, Inc. (Chatsworth, California facility).
         ++10.9     Amendment of Lease between Robert A. Whelan, as trustee for the R. and M.
                    Whelan Living Trust, and Spacelabs Medical, Inc. dated February 12, 1993.
        ++10.10     Amendment of Lease between Robert A. Whelan, as trustee for the R. and M.
                    Whelan Living Trust, and Spacelabs Medical, Inc. dated February 12, 1993.
         +10.13     Lease between Melchor Investment Company and Spacelabs Medical, Inc.
                    (Hillsboro, Oregon facility).
         *10.16     Letter Agreement dated September 8, 1984 between Spacelabs Medical, Inc. and
                    Technology Concepts Inc. and amendment thereto dated August 12, 1985.
         *10.17     Software OEM License Agreement dated January 20, 1984 between Spacelabs
                    Medical, Inc. and Hunter & Ready, Inc.
         *10.18     Software Development and Production License Agreement between Spacelabs
                    Medical, Inc. and Ready Systems Corporation.
    (+-)++10.19     1993 Nonofficer Employee Option, Stock Appreciation Right, Restricted Stock,
                    Stock Grant and Performance Unit Plan of Spacelabs Medical, Inc.
       +++10.20     Product Development and Purchase Agreement dated October 26, 1991 between
                    Spacelabs Medical, Inc. and General Scanning, Inc.
       +++10.21     Development and Manufacturing Agreement dated February 11, 1992 between
                    Spacelabs Medical, Inc. and Wyse Technology, Inc.
       ***10.22     VxWorks(TM)(3) Software License Agreement dated August 27, 1991 as amended by amendments dated January 31, 1992 and April 24, 1992 between Spacelabs Medical,
                    Inc. and Wind River Systems, Inc.
       ***10.23     ASIC Design and Purchase Agreement between Spacelabs Medical, Inc. and LSI
                    Logic Corporation signed by Spacelabs Medical, Inc. on March 9, 1992.
       ***10.24     Amendment of Lease between Robert A. Whelan, as trustee for the R. and M.
                    Whelan Living Trust, and Spacelabs Medical, Inc. dated November 30, 1994.
       ***10.25     Amendment of Lease between Robert A. Whelan, as trustee for the R. and M.
                    Whelan Living Trust, and Spacelabs Medical, Inc. dated November 30, 1994.
       ***10.26     Amendment of Lease between Melchor Investment Company and Spacelabs Medical,
                    Inc. dated April 20, 1993.
      ++++10.27     Limited Liability Company Agreement of SMD Software, L.L.C. dated January 1,
                    1996 between Spacelabs Medical, Inc. and DSA Systems, Inc.
      ++++10.28     Stock Purchase and Option Agreement dated February 10, 1995 by and among
                    Spacelabs Medical, Inc., JRS Clinical Technologies, Inc. ("JRS") and certain of the shareholders of JRS.
      ++++10.29     Amendment of Lease between Robert A. Whelan, as trustee for the R. and M.
                    Whelan Living Trust, and Spacelabs Medical, Inc., dated October 23, 1995.
      ++++10.30     Second Amendment to Lease between Melchor Investment Company and Spacelabs
                    Medical, Inc., dated March 16, 1995.
      ++++10.31     Loan Agreement among Spacelabs Medical, Inc. (California), Seattle-First
                    National Bank and Spacelabs Medical, Inc. (Delaware) dated December 7, 1995.
      ++++10.32     ISDA Master Agreement between Spacelabs Medical, Inc. and Seattle-First
                    National Bank dated October 12, 1995.

    EXHIBIT NO.                                       DESCRIPTION
    -----------     -------------------------------------------------------------------------------
          10.33     Loan Modification Agreement between Spacelabs Medical, Inc. and Seattle First
                    National Bank dated November 25, 1996.
           21.1     Subsidiaries of Spacelabs Medical, Inc.
           23.1     Consent of KPMG Peat Marwick LLP.
           27.1     Financial Data Schedule.

---------------

* Previously filed with, and incorporated herein by reference to, Registration Statement on Form S-1 of Spacelabs Medical, Inc., File No. 0-20083.

** Previously filed with, and incorporated herein by reference to, Registration Statement on Form 10 of Westmark International Incorporated, File No. 0-15160.

*** Previously filed with, and incorporated herein by reference to, Annual Report on Form 10-K of Spacelabs Medical, Inc., File No. 0-20083, filed on March 22, 1995.

+ Previously filed with, and incorporated herein by reference to, Annual Report on Form 10-K of Westmark International Incorporated, File No. 015160, filed on March 21, 1989.

++ Previously filed with, and incorporated by reference to, Annual Report on Form 10-K of Spacelabs Medical, Inc., File No. 0-20083, filed on March 16, 1994.

+++ Previously filed and incorporated by reference to, Amendment on Form 10-K/A to Annual Report on Form 10-K of Spacelabs Medical, Inc., File No. 0-20083, filed on May 9, 1995.

++++ Previously filed and incorporated by reference to Annual Report on Form
     10-K of Spacelabs Medical, Inc., File No. 0-020083, filed on March 22,
     1996.

P    Indicates that the Exhibit is a Compensatory Plan.
---------------

3VxWorksTM is a trademark of Wind River Systems, Inc.

B. REPORTS ON FORM 8-K

There have been no reports on Form 8-K filed with the Securities and Exchange Commission on behalf of Spacelabs Medical during the last quarter of the fiscal year ended December 27, 1996 and covered by this report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SPACELABS MEDICAL, INC.

                                      (Registrant)

                                      By   CARL A. LOMBARDI
                                        -------------------------
                                      Carl A. Lombardi
                                      Chairman of the Board

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl A. Lombardi and Eugene V. DeFelice, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his/her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Carl A. Lombardi              February 27, 1997
--------------------------
Carl A. Lombardi
Chairman of the Board and
Chief Executive Officer

James A. Richman              February 27, 1997
--------------------------
James A. Richman
Vice President and
Corporate Controller
(Principal Financial
Officer)

Gilbert W. Anderson           February 27, 1997
--------------------------
Gilbert W. Anderson
Director

Thomas J. Dudley, D.B.A.      February 27, 1997
--------------------------
Thomas J. Dudley, D.B.A.
Director

Harvey Feigenbaum, M.D.       February 27, 1997
--------------------------
Harvey Feigenbaum, M.D.
Director

Dennis C. Fill                February 27, 1997
--------------------------
Dennis C. Fill
Director

---------------------------
Phillip M. Nudelman, Ph.D.
Director

Harry Woolf, Ph.D.            February 27, 1997
---------------------------
Harry Woolf, Ph.D.
Director