Form 10-Q
period 1997-03-29
SPACELABS MEDICAL INC
filed 1997-05-09
CIK 886142

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             _______________________


                                   FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997

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



       Registrant's telephone number, including area code: (425) 882-3700


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


      Common stock, par value $0.01 per share: 9,569,353 shares outstanding as of April 26, 1997



                    Page 1 of 12 sequentially numbered pages


================================================================================

                            SPACELABS MEDICAL, INC.

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997


                               TABLE OF CONTENTS




                                                                                                                          Page
                                                                                                                          ----
              PART I.         Financial Information
              Item 1.         Financial Statements
                              Condensed Consolidated Balance Sheets
                                    - March 29, 1997 (unaudited) and December 27, 1996................................     3
                              Condensed Consolidated Statements of Operations (unaudited)
                                    -  Three Months Ended March 29, 1997 and March 30, 1996...........................     4
                              Condensed Consolidated Statements of Cash Flows (unaudited)
                                    -  Three Months Ended March 29, 1997 and March 30, 1996...........................     5
                              Notes to Condensed Consolidated Financial Statements....................................     6

              Item 2.         Management's Discussion and Analysis of Financial Condition
                                 and Results of Operations............................................................     8


              PART II.        Other Information

              Item 6.         Exhibits and Reports on Form 8-K

                              There were no reports on Form 8-K filed during the three months ended
                              March 29, 1997 for which this report is filed.







                                      (2)

PART I.

Item 1.  Financial Statements


                             SPACELABS MEDICAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            ---------------------------
                                                               March 29,   December 27,
(in thousands)                                                   1997          1996
---------------------------------------------------------------------------------------
                                                            (unaudited)
                                     ASSETS
 Current assets
      Cash and short-term investments ....................     $ 25,575     $ 32,063
      Receivables ........................................       59,151       63,004
      Inventories
         Raw materials ...................................       10,342       13,447
         Work in process .................................       16,799       14,604
         Finished products ...............................       15,261       13,743
         Demonstration equipment .........................        3,345        3,780
         Customer service parts and equipment ............       11,178       10,540
                                                               --------     --------
                                                                 56,925       56,114
                                                               --------     --------
      Prepaid expenses ...................................        2,602        2,652
      Deferred income taxes ..............................       21,526       20,989
                                                               --------     --------
               Total current assets ......................      165,779      174,822
                                                               --------     --------
 Property, plant and equipment, net ......................       61,705       61,715

 Other assets, net .......................................       20,207       20,908
                                                               --------     --------
                                                               $247,691     $257,445
                                                               ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
         Short-term borrowings ...........................     $  2,859     $     15
         Current portion of long-term debt ...............          750          750
         Accounts payable and accrued expenses ...........       33,560       34,367
         Deferred revenue ................................        3,715        3,500
         Taxes on income .................................        4,306        4,462
             Total current liabilities ...................     --------     --------
                                                                 45,190       43,094
                                                               --------     --------
         Long-term debt ..................................       13,313       13,500

         Deferred income taxes ...........................        3,928        4,503

         Shareholders' equity ............................      185,260      196,348
                                                               --------     --------
                                                               $247,691     $257,445
                                                               ========     ========
---------------------------------------------------------------------------------------

         Common shares outstanding .......................        9,573        9,830
                                                               ========     ========




     See accompanying notes to condensed consolidated financial statements.




                                      (3)

                            SPACELABS MEDICAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                               Three Months Ended
                                                           ------------------------
                                                           March 29,      March 30,
          (in thousands, except per share data)              1997           1996
-----------------------------------------------------------------------------------
                                                         (unaudited)
Revenue ...............................................     $ 63,020      $ 63,303

Cost of sales .........................................       31,489        31,424
                                                            --------      --------

Gross margin ..........................................       31,531        31,879
                                                            --------      --------

Operating expenses
     Selling, general and administrative ..............       18,858        18,932
     Research and development .........................        7,425         7,330
     Acquisition of in-process research and development        6,500         8,797
     Restructuring and reorganization .................           --           679
                                                            --------      --------
                                                              32,783        35,738
                                                            --------      --------

Loss from operations ..................................       (1,252)       (3,859)

     Other income (expense)
     Interest income, net .............................          165           757
     Other expense, net ...............................         (248)          (74)
                                                            --------      --------

Loss before income taxes ..............................       (1,335)       (3,176)

Provision for income taxes ............................        1,934         1,303
                                                            --------      --------

Net loss ..............................................     $ (3,269)     $ (4,479)
                                                            ========      ========

Net loss per share ....................................     $  (0.34)     $  (0.42)
                                                            ========      ========

----------------------------------------------------------------------------------
Weighted average common shares and
  equivalents outstanding .............................        9,669        10,778
                                                            ========      ========


     See accompanying notes to condensed consolidated financial statements.



                                      (4)

                            SPACELABS MEDICAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Three Months Ended
                                                                          ------------------
                                                                       March 29,      March 30,
(in thousands)                                                             1997          1996
-------------------------------------------------------------------------------------------------
                                                                              (unaudited)
Operating activities
   Net loss ...........................................................  $ (3,269)      $ (4,479)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities
       Depreciation and amortization ..................................     2,046          1,970
       Acquired in-process research and development ...................        --          2,085
       Deferred income tax benefit ....................................      (586)           (26)
       Contribution to 401(k) plan in common stock ....................       228            199
       Changes in operating assets and liabilities
           Decrease in receivables ....................................     3,224          5,558
           Increase in inventories ....................................    (1,414)        (3,355)
           Decrease in prepaid expenses ...............................        23            152
           Increase (decrease) in accounts payable and accrued expenses      (611)         1,236
           Increase in deferred revenue ...............................       237            453
           Decrease (increase) in taxes on income .....................      (140)         1,124
       Other ..........................................................        61             55
                                                                         --------       --------
Cash provided by (used in) operating activities .......................      (201)         4,972
                                                                         --------       --------

Investing activities
   Proceeds on maturities (purchases) of short-term investments, net ..        28              3
   Investment in property, plant and equipment ........................    (1,859)        (7,108)
   Purchase of equity investments .....................................      (948)          (324)
                                                                         --------       --------
Cash used by investing activities .....................................    (2,779)        (7,429)
                                                                         --------       --------

Effect of exchange rate changes on cash ...............................       349            (36)
                                                                         --------       --------
Financing activities
   Increase (decrease) in short-term borrowings .......................     2,844           (179)
   Principal payments on long-term debt ...............................      (187)          (187)
   Purchase of treasury stock .........................................    (6,656)        (5,717)
   Exercise of stock options ..........................................       170            532
                                                                         --------       --------
Cash used by financing activities .....................................    (3,829)        (5,551)
                                                                         --------       --------

Decrease in cash and cash equivalents .................................    (6,460)        (8,044)
Cash and cash equivalents at beginning of period ......................    25,834         46,464
                                                                         --------       --------

Cash and cash equivalents at end of period ............................  $ 19,374       $ 38,420
                                                                         ========       ========





     See accompanying notes to condensed consolidated financial statements.



                                      (5)

                             SPACELABS MEDICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       Basis of Presentation

         The accompanying condensed consolidated financial statements include the accounts of Spacelabs Medical, Inc. and its wholly owned subsidiaries, collectively referred to as the "Company." The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders.

         The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.       Restructuring and Reorganization

         Operating results for the first quarter of 1996 include a restructuring and reorganization charge of $679,000 related to the consolidation of the Company's printed circuit-board assembly and customer service operations in its new Redmond, Washington facility. This consolidation was completed by the end of 1996.

3.       Acquisition of in-process Research and Development

         In the first quarter of 1997, the Company acquired Advanced Medical Systems (AMS) and recorded a one-time charge of $6.5 million associated with the acquisition of in-process research and development related to this investment.

         In the first quarter of 1996, the Company completed its acquisition of JRS Clinical Technologies, Inc. and formed a limited liability corporation with DSA Systems and recorded a related, pre-tax charge of $8.8 million related to the acquisition of in-process research and development in connection with these investments.

4.       Income per Share

         Income per share is computed on the basis of the weighted average number of common shares plus dilutive common equivalent shares outstanding during each period. Dilutive common share equivalents are calculated under the treasury stock method and consist of unexercised employee stock options.





                                      (6)

5.       New Accounting Pronouncements

         In the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This statement specifies the computation, presentation, and disclosure requirements for earnings per share.
         SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of earnings per share data. SFAS No.
         128 is effective for financial statements for periods ending after December 15, 1997, including interim periods, and earlier adoption is not permitted. When adopted, the Company will be required to restate its earnings per share data for all prior periods presented. In the opinion of management, the adoption of SFAS No. 128 will not have a material effect on the Company's calculation of earnings per share.























                                      (7)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                             RESULTS OF OPERATIONS




                                                                                               Three Months Ended
                                                                                ------------------------------------------------
                                                                                March 29,      March 30,       Dollar    Percent
(dollars in millions, except per share data)                                       1997          1996          Change     Change
--------------------------------------------------------------------------------------------------------------------------------
Revenue .................................................................    $   63.0       $   63.3       $  (0.3)       (0.4%)
Gross margin ............................................................        31.5           31.9          (0.4)       (1.1%)
   As a % of revenue ....................................................        50.0%          50.4%

Operating expenses excluding acquisition and restructuring
  items .................................................................        26.3           26.3          --           0.1%
   As a % of revenue ....................................................        41.7%          41.4%

Acquisition and restructuring expenses:
   Acquired research and development ....................................         6.5            8.8          (2.3)      (26.1%)
   Restructuring and reorganization .....................................        --              0.7          (0.7)       --

Provision for income taxes ..............................................         1.9            1.3           0.6        48.4%
   Effective tax rate ...................................................          *              *

Net loss ................................................................    $   (3.3)      $   (4.5)      $   1.2        27.0%

Net loss per share ......................................................    $   (0.34)     $   (0.42)     $   0.08       19.0%


Net income excluding acquisition and restructuring
  expenses* .............................................................    $    3.2       $    4.0       $  (0.8)      (18.2%)

Net income per share excluding acquisition and restructuring
  expenses* .............................................................    $    0.33      $    0.37      $  (0.04)     (10.8%)
--------------------------------------------------------------------------------------------------------------------------------

*Refer to Taxes and Net Income below.

Revenue

Total revenue declined 0.4% to $63.0 million in the first quarter of 1997 from $63.3 million in the first quarter of 1996. U.S. revenue declined 3.4% to $40.1 million in the first quarter of 1997 from $41.5 million the first quarter of 1996, reflecting a continuation of the difficult patient monitoring market conditions. International revenue grew 5.0% to $22.9 million in the first quarter of 1997 from $21.8 million in the first quarter of 1996 and represented 36.3% of total revenue in the first quarter of 1997 compared to 34.4% in the same period last year.

Although international revenue increased this quarter, international results were impacted by continued pricing pressures and exchange rate fluctuations resulting from the strengthening U.S. dollar.




                                      (8)

Gross Margin

Gross margin for the quarter was 50.0%, a decline from 50.4% in the first quarter of 1996. This decline is consistent with the trend of decreasing gross margin the Company has experienced over the past several quarters due to continued pricing pressures in the highly competitive worldwide market as well as the impact of the strengthening U.S. dollar on international margins. The Company expects these pricing pressures to continue in the foreseeable future.

Operating Expenses Excluding Acquisition and Restructuring Items

Operating expenses, excluding acquisition and restructuring items, remained constant at $26.3 million in both the first quarter of 1997 and 1996 and consist of selling, general and administrative and research and development costs.

Selling, general and administrative expenses were $18.9 million in both the first quarter of 1997 and 1996 and represented 29.9% of revenue in both quarters.

Research and development expenses were $7.4 million or 11.8% of revenue during the first quarter of 1997 versus $7.3 million or 11.6% for the same period in 1996.

Acquisition and Restructuring Expenses

In addition to ongoing research and development activities, the Company acquired $6.5 million of in-process research and development in the first quarter of 1997 relating to its acquisition of Advanced Medical Systems (AMS) located in Hamden, Connecticut. AMS provides fetal monitors for use in the doctor's office and in labor and delivery. AMS also provides a point-of-care obstetrical information management system which helps to optimize outcomes and productivity by automating the collection and reporting of data in the obstetrical services department. With this acquisition, the Company expects to offer an integrated perinatal system.

In 1996, during the first quarter, the Company acquired $8.8 million of in-process research and development related to its acquisition of JRS Clinical Technologies, Inc. and its investment with DSA Systems. In the first quarter of 1996, the Company also incurred pre-tax restructuring and reorganization costs of $679,000 related to the consolidation of its printed circuit-board assembly and customer service operations in its new facility located in Redmond, Washington. This consolidation was complete by the end of 1996. Once all efficiencies are realized, management anticipates annual cost savings of approximately $2.0 million as the result of reduced labor, shipping and facilities costs related to this consolidation.

Other Income (Expense)

Net interest income for the first quarter of 1997 declined by $592,000 to $165,000 when compared to $757,000 in 1996. This decline results from decreases in average invested cash balances of approximately $22.0 million and the capitalization of interest expense in 1996 relating to the construction of the Company's new manufacturing facility completed in May 1996. Also during the quarter, the Company recognized a $310,000 loss from foreign currency exchange rate fluctuations compared to a $77,000 loss in the first quarter 1996.





                                      (9)

Taxes and Net Income

Because a substantial portion of acquired in-process research and development costs are not deductible for tax purposes, the effective tax rates for the first quarter of 1997 and 1996 are not meaningful.

Net income for the first quarter of 1997 was $3.2 million, or $0.33 per share excluding the $6.5 million charge relating to the acquisition of AMS discussed above. In the same quarter last year, net income was $4.0 million or $0.37 per share excluding restructuring charges of $679,000 and the $8.8 million charge relating to the acquisition of JRS and the joint venture formed with DSA discussed above. Including reorganization, restructuring and acquisition charges, the Company incurred a net loss of $3.3 million for the first quarter of 1997 compared to a loss of $4.5 million for the first quarter last year.


                         CAPITAL RESOURCES & LIQUIDITY



                                                         --------------------------------------------------------------
                                                         March 29,       December 27,        Dollar            Percent
(dollars in millions, except per share data)                1997             1996            Change            Change
-----------------------------------------------------------------------------------------------------------------------
Cash and short-term investments .......................  $   25.6          $   32.1          $  (6.5)           (20.2%)

Working capital .......................................     120.6             131.7            (11.1)            (8.5%)

Long-term debt ........................................      13.3              13.5             (0.2)            (1.4%)

Shareholders' equity ..................................     185.3             196.3            (11.0)            (5.6%)
-----------------------------------------------------------------------------------------------------------------------



Capital Resources and Liquidity

At March 29, 1997, cash and short-term investments totaled $25.6 million compared to $32.1 million at December 27, 1996. The Company's short-term portfolio is invested among diversified security types and issuers and it does not include any derivative products.

During the first quarter of 1997, the Company generated $6.3 million in cash from operations, excluding cash paid to acquire in-process research and development, compared to $11.3 million during the same period in 1996. Including in-process research and development expenditures, the Company used $201,000 of cash in operations in the first quarter of 1997. During the quarter, significant investing and financing activities included the investment of $1.9 million in property, plant and equipment and the purchase of 308,700 shares of the Company's common stock for $6.7 million.

The Company continues to make monthly payments of $62,500 on its outstanding long-term debt of $13.3 million, which is due in total in December 2002. Interest on this debt accrues at 6.66%. The Company has available $16.0 million of domestic lines of credit as well as several small credit lines to meet the operating requirements of its international subsidiaries.

The Company currently holds an investment in Physio-Control International, Inc. (Physio) common stock in the amount of 705,952 shares. Restrictions on the sale of this stock have lapsed. Although the Company does not currently have any plans to sell this investment, these shares are available to be converted to cash if the Company so elects.







                                      (10)

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

In November 1995, the Board of Directors approved a share repurchase program of up to 1,000,000 shares. The Company has repurchased 840,900 shares authorized under this program, leaving 159,100 shares remaining for repurchase. In February 1997, the Company's Board of Directors authorized an additional share repurchase program of up to 1,000,000 shares. All shares under this program remain available for repurchase. Shares acquired under these programs are being used to service the Company's various employee benefit plans and may be used for other purposes the Company deems appropriate.


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



                                            SPACELABS MEDICAL, INC.
                                                (Registrant)



                                       BY:   /s/ Carl A. Lombardi
                                          ------------------------------------
                                                 Carl A. Lombardi

                                             Chairman of the Board and
                                              Chief Executive Officer



DATE:  May 8, 1997                      BY:  /s/ James A. Richman
                                          ------------------------------------
                                              James A. Richman


                                              Vice President and
                                              Corporate Controller