Form 10-Q
period 1997-06-28
SPACELABS MEDICAL INC
filed 1997-08-11
CIK 886142

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes [X]  No [ ]


     Common stock, par value $.01 per share: 9,595,556 shares outstanding as of July 26, 1997




                    Page 1 of 13 sequentially numbered pages

================================================================================

                             SPACELABS MEDICAL, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997


                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
PART I.       Financial Information

Item 1.       Financial Statements
              Condensed Consolidated Balance Sheets
                   - June 28, 1997 (unaudited) and December 27, 1996  . . . . . . . . . . . . . . . . . . .       3
              Condensed Consolidated Statements of Operations (unaudited)
                  - Three and Six Months Ended June 28, 1997 and June 29, 1996  . . . . . . . . . . . . . .       4
              Condensed Consolidated Statements of Cash Flows (unaudited)
                  - Six Months Ended June 28, 1997 and June 29, 1996  . . . . . . . . . . . . . . . . . . .       5
              Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . .       6

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8


PART II.      Other Information

Item 4.       Submission of Matters to Vote of Security Holders.  . . . . . . . . . . . . . . . . . . . . .      12

Item 6.       Exhibits and Reports on Form 8-K

              There were no reports on Form 8-K filed during the three months ended
              June 28, 1997 for which this report is filed.














                                      (2)

PART I.

Item 1.  Financial Statements


                             SPACELABS MEDICAL, INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     --------------------------
                                                                                       June 28,    December 27,
(in thousands)                                                                           1997         1996
---------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)
                                            ASSETS
 Current assets
 Cash and short-term investments .................................................     $ 23,156     $ 32,063
 Marketable securities ...........................................................       10,390         --
 Receivables .....................................................................       55,666       63,004
 Inventories
     Raw materials ...............................................................       13,396       13,447
     Work in process .............................................................       14,827       14,604
     Finished products ...........................................................       16,718       13,743
     Demonstration equipment .....................................................        4,380        3,780
     Customer service parts and equipment ........................................       11,626       10,540
                                                                                       --------     --------
                                                                                         60,947       56,114
                                                                                       --------     --------
 Prepaid expenses ................................................................        1,547        2,652
 Deferred income taxes ...........................................................       21,399       20,989
                                                                                       --------     --------
                Total current assets .............................................      173,105      174,822
                                                                                       --------     --------
 Property, plant and equipment, net ..............................................       62,414       61,715

 Other assets, net ...............................................................       16,334       20,908
                                                                                       --------     --------
                                                                                       $251,853     $257,445
                                                                                       ========     ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities
      Short-term borrowings ......................................................        2,304           15
      Current portion of long-term debt ..........................................          750          750
      Accounts payable and accrued expenses ......................................       33,435       34,367
      Deferred revenue ...........................................................        4,060        3,500
      Taxes on income ............................................................        4,263        4,462
                                                                                       --------     --------
                 Total current liabilities .......................................       44,812       43,094
                                                                                       --------     --------
 Long-term debt ..................................................................       13,125       13,500

 Deferred income taxes ...........................................................        4,467        4,503

 Shareholders' Equity ............................................................      189,449      196,348
                                                                                       --------     --------
                                                                                       $251,853     $257,445
                                                                                       ========     ========
---------------------------------------------------------------------------------------------------------------

 Common shares outstanding .......................................................        9,571        9,830
                                                                                       ========     ========



     See accompanying notes to condensed consolidated financial statements.



                                      (3)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Three Months Ended               Six Months Ended
                                                    ------------------------      ------------------------
                                                     June 28,       June 29,       June 28,       June 29,
(in thousands, except per share data)                  1997           1996           1997           1996
-----------------------------------------------------------------------------------------------------------------------
                                                                           (unaudited)


Revenue .......................................     $  62,140      $  62,374      $ 125,160      $ 125,677

Cost of sales .................................        31,107         30,996         62,506         62,420
                                                    ---------      ---------      ---------      ---------

Gross margin ..................................        31,123         31,378         62,654         63,257
                                                    ---------      ---------      ---------      ---------

Operating expenses
         Selling, general and administrative ..        18,595         18,483         37,454         37,415
         Research and development .............         7,745          7,154         15,169         14,484
         Acquisition of in-process research and
           development.........................          --             --            6,500          8,797
         Restructuring and reorganization .....          --            3,323           --            4,002
                                                    ---------      ---------      ---------      ---------
                                                       26,340         28,960         59,123         64,698
                                                    ---------      ---------      ---------      ---------

Income (loss) from operations .................         4,783          2,418          3,531         (1,441

Other income (expense)
         Interest income, net .................           164            506            330          1,262
         Other expense, net ...................          (185)           (98)          (434)          (171)
                                                    ---------      ---------      ---------      ---------

Income (loss) before income taxes .............         4,762          2,826          3,427           (350)

Provision for income taxes ....................         1,790          1,055          3,724          2,358
                                                    ---------      ---------      ---------      ---------

Net income (loss) .............................     $   2,972      $   1,771      $    (297)     $  (2,708)
                                                    =========      =========      =========      =========


Net income (loss) per share ...................     $    0.31      $    0.17      $   (0.03)     $   (0.26)
                                                    =========      =========      =========      =========

---------------------------------------------------------------------------------------------------------------

Weighted average common shares
  and equivalents outstanding .................         9,684         10,424          9,618         10,602
                                                    =========      =========      =========      =========

     See accompanying notes to condensed consolidated financial statements.







                                      (4)

                            SPACELABS MEDICAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Six Months Ended
                                                                           ----------------------
                                                                            June 28,      June 29,
(in thousands)                                                               1997          1996
--------------------------------------------------------------------------------------------------
                                                                                (unaudited)
Operating activities
   Net loss ..........................................................     $   (297)     $ (2,708)
   Adjustments to reconcile net loss to net cash provided by
     operating activities
       Depreciation and amortization .................................        4,929         4,013
       Acquired in-process research and development ..................         --           2,087
       Deferred income taxes .........................................         (659)         (802)
       Contribution to 401(k) plan in common stock ...................          379           372
       Changes in operating assets and liabilities
           Decrease in receivables ...................................        6,632         4,646
           Increase in inventories ...................................       (5,621)       (4,099)
           Decrease in prepaid expenses ..............................        1,084           701
           Increase (decrease)in accounts payable and accrued expenses         (670)        4,323
           Increase (decrease) in deferred revenue ...................          593           415
           Increase (decrease) in taxes on income ....................         (181)        1,315
       Other .........................................................         (189)          130
                                                                           --------      --------
Net cash provided by operating activities ............................        6,000        10,393
                                                                           --------      --------

Investing activities
   Proceeds (purchases) of short-term investments, net ...............           28            28
   Investment in property, plant and equipment .......................       (5,264)      (12,371)
   Purchase of equity investments ....................................       (5,231)         (785)
   Proceeds from sale of assets ......................................            1             9
                                                                           --------      --------
Net cash used by investing activities ................................      (10,466)      (13,119)
                                                                           --------      --------

Effect of exchange rate changes on cash ..............................          372           (25)
                                                                           --------      --------

Financing activities
   Change in short-term borrowings ...................................        2,289           256
   Principal payments on long-term debt ..............................         (375)         (375)
   Purchase of treasury stock ........................................       (7,048)       (9,459)
   Exercise of stock options .........................................          349           584
                                                                           --------      --------
Net cash used by financing activities ................................       (4,785)       (8,994)
                                                                           --------      --------

Decrease in cash and cash equivalents ................................       (8,879)      (11,745)
Cash and cash equivalents at beginning of period .....................       25,834        46,464
                                                                           --------      --------

Cash and cash equivalents at end of period ...........................     $ 16,955      $ 34,719
                                                                           ========      ========

---------------------------------------------------------------------------------------------------------------




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


2.       Restructuring and Reorganization

         Through the second quarter of 1996, the Company recorded restructuring and reorganization charges of $4.0 million related to the continuing consolidation of its manufacturing and customer service operations. This consolidation was completed in the fourth quarter of 1996.


3.       Acquisition of in-process Research and Development

         In the first quarter of 1997, the Company acquired Advanced Medical Systems (AMS) and recorded a one-time pre-tax charge of $6.5 million associated with the acquisition of in-process research and development related to this investment.

         In the first quarter of 1996, the Company completed its acquisition of JRS Clinical Technologies, Inc. and formed a limited liability corporation with DSA Systems and recorded pre-tax charges of $8.8 million related to the acquisition of in-process research and development in connection with these investments.


4.       Income per Share

         Income per share is computed on the basis of the weighted average number of common shares plus dilutive common equivalent shares outstanding during each period. Dilutive common share equivalents are calculated under the treasury stock method and consist of unexercised employee stock options.





                                      (6)

5.    New Accounting Pronouncements

      In the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This statement specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of earnings per share data. SFAS No. 128 is effective for periods ending after December 15, 1997, including interim periods, and earlier adoption is not permitted. The Company will be required to restate its earnings per share data for all prior periods presented when this statement is adopted. In the opinion of management, the adoption of SFAS No. 128 will not have a material effect on the Company's calculation of earnings per share.






























                                      (7)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                                                 RESULTS OF OPERATIONS

                                                        Three Months Ended                           Six Months Ended
                                           ----------------------------------------- --------------------------------------------
                                             June 28, June 29,  Dollar      Percent  June 28,     June 29,   Dollar      Percent
(dollars  in  millions, except  per share     1997      1996     Change      Change    1997        1996       Change      Change
 data)
-----------------------------------------------------------------------------------  --------------------------------------------
Revenue ...............................     $   62.1  $   62.4  $   (0.3)     (0.4%) $   125.2   $   125.7   $   (0.5)     (0.4%)

Gross margin ..........................         31.1      31.4      (0.3)     (0.8%)      62.7        63.3       (0.6)     (1.0%)
  As a % of revenue ...................         50.1%     50.3%                           50.1%       50.3%

Operating expenses excluding
    acquisition and restructuring
    expenses ..........................         26.3      25.6       0.7       2.7%       52.6        51.9        0.7       1.4%
  As a % of revenue ...................         42.4%     41.1%                           42.0%       41.3%

Acquisition and restructuring expenses:
  Acquired research and development ...          --         --        --        --         6.5         8.8       (2.3)    (26.1%)
  Restructuring and reorganization ....          --        3.3      (3.3)   (100.0%)        --         4.0       (4.0)   (100.0%)

Provision for income taxes ............          1.8       1.1       0.7      69.7%        3.7         2.4        1.3      57.9%
  Effective tax rate ..................         37.6%     37.3%                              *           *

Net income (loss) .....................     $    3.0  $    1.8  $    1.2      67.8%  $    (0.3)  $    (2.7)  $    2.4      89.0%

Net income (loss) per share ...........     $    0.31 $    0.17 $    0.14     82.4%  $    (0.03) $    (0.26) $    0.23     88.5%



Net income excluding acquisition and
restructuring expenses* ...............     $    3.0  $    3.9  $   (0.9)    (22.9%) $     6.2   $     7.8   $   (1.6)    (20.5%)

Net income per share excluding
acquisition and restructuring expenses      $    0.31 $    0.37 $   (0.06)   (16.2%) $     0.64  $     0.74  $   (0.10)   (13.5%)
---------------------------------------------------------------------------------------------------------------------------------

*Refer to Taxes and Net Income below

Revenue

Worldwide revenue for the second quarter of 1997 of $62.1 million decreased by 0.4% when compared to the same quarter last year. U.S. revenue declined 1.0% to $40.2 million from $40.6 million in 1996 while International revenue increased by 0.8% to $22.0 million from $21.8 million in the same quarter a year ago.

On a year-to-date basis, changes in revenue, when compared to the prior year, closely matched results of the second quarter. Worldwide revenue decreased 0.4% to $125.2 million in 1997 from $125.7 million in 1996. While U.S. revenue of $80.3 million includes incremental sales of clinical information systems (CIS) and the recently acquired AMS product line, revenue was down approximately 2% from $82.1 million in 1996. These results reflect the continuing contraction of the U.S. patient monitoring market. International revenue partially offset the U.S. decline with an increase of 2.9% to $44.8 million in 1997 compared to $43.6 million in 1996. International revenue represented 35.8% of worldwide revenue for the first six months of 1997, compared to 34.7% for the same period in 1996.





                                      (8)

Although international revenue has partially offset the declines in the U.S. market, international markets are very competitive and revenue is volatile and difficult to predict from quarter to quarter. Uncertainties also arise in the timing of international revenue due to the need for foreign governmental approvals and more complex international financing arrangements.

Gross Margin

Gross margin for the quarter and year-to-date was 50.1% of revenue in 1997 compared to 50.3% in both the second quarter and first six months of 1996. While the Company is beginning to realize cost savings associated with the consolidation of its manufacturing operations, these savings have been offset by increasing pricing pressures in the highly competitive worldwide market. At this time there is no evidence to suggest the aggressive pricing trend will not continue.

Operating Expenses Excluding Acquisition and Restructuring Expenses

Operating expenses, excluding acquisition and restructuring expenses, consist of selling, general and administrative, and research and development costs. In total, these costs increased 2.7% to $26.3 million in the second quarter of 1997 from $25.6 million in the same period last year. Year-to-date these expenses increased 1.4% to $52.6 million in 1997 compared to $51.9 million in 1996.

For the quarter, selling, general and administrative expenses also remained relatively constant at $18.6 million in 1997 and $18.5 million in 1996. Year-to-date these expenses remained relatively flat at $37.5 million and $37.4 million, representing 29.9% and 29.8% of year-to-date revenues in 1997 and 1996, respectively.

Research and development expenses were $7.7 million in the second quarter of 1997, an increase of 8.3% from $7.2 million incurred in the same quarter last year. On a year-to-date basis, these expenses were $15.2 million in 1997 and $14.5 million in 1996, an increase of 4.7%. The increased investment in research and development results from higher levels of new product activity and the addition of product development resources associated with the recent acquisition of the AMS product line discussed below. As a percentage of year-to-date revenue, research and development expenditures were 12.1% and 11.5% in 1997 and 1996, respectively, consistent with historic levels which have typically ranged between 11% and 12% of revenue. Management expects this level of expenditures to continue.

Acquisition and Restructuring Expenses

In the first quarter of 1997, the Company acquired $6.5 million of in-process research and development relating to its acquisition of Advanced Medical Systems (AMS) located in Hamden, Connecticut. AMS provides fetal monitors for use in the doctor's office and in labor and delivery. AMS also provides a point-of-care obstetrical information management system which helps to optimize outcomes and productivity by automating the collection and reporting of data in the obstetrical services department.

During the first quarter of 1996, the Company acquired $8.8 million of in-process research and development related to its acquisition of JRS Clinical Technologies, Inc. and its investment with DSA Systems.





                                      (9)

In the second quarter of 1996, the Company incurred pre-tax restructuring and reorganization charges of $3.3 million which primarily related to the relocation of its Chatsworth, California and Hillsboro, Oregon operations to its new Redmond, Washington facility. Year-to-date 1996 restructuring and reorganization expenses were $4.0 million. This consolidation was completed by the end of 1996 and management anticipates annual cost savings of approximately $2 million as a result of reduced labor, shipping and facilities costs once all efficiencies are realized.


Other Income (Expense)

Net interest income for the second quarter of 1997 declined to $164,000 from $506,000 in 1996. Year-to-date interest income totaled $330,000 in 1997 versus $1.3 million in 1996. The decrease in net interest income is the result of lower invested cash balances in 1997 and interest expense of $431,000 capitalized on the Company's new Redmond, Washington facility in 1996.

Also during the quarter, the Company recognized a $58,000 loss from foreign currency exchange rate fluctuations compared to a $98,000 loss in the second quarter of 1996. Year-to-date, the Company recognized foreign exchange losses of $368,000 in 1997 and $174,000 in 1996, both resulting from the impact of the strengthening U.S. dollar on the Company's foreign operations.

Taxes and Net Income

The effective tax rate was 37.6% in the second quarter of 1997 and 37.3% in the second quarter of 1996 reflecting the mix of federal, state and foreign tax rates. Year-to-date, the Company's income tax expense of $3.7 million was greater than pre-tax income of $3.4 million as a result of the acquired in-process research and development charge which is non-deductible for tax purposes. In 1996, the Company incurred income tax expense of $2.4 million on a pre-tax loss of $350,000 because a substantial portion of acquired in-process research and development costs incurred in the first quarter of 1996 was not deductible for tax purposes. As a result, the Company's year-to-date effective tax rates for 1997 and 1996 were not meaningful.

Net income for the second quarter of 1997 was $3.0 million or $0.31 per share. In 1996, excluding pre-tax restructuring and reorganization charges of $3.3 million, net income for the second quarter was $3.9 million or $0.37 per share. Including these charges in the second quarter of 1996 the Company generated net income of $1.8 million or $0.17 per share.

On a year-to-date basis, the Company generated net income of $6.2 million or $0.64 per share excluding the acquired in-process research and development charge of $6.5 million. Year-to-date 1996, the Company generated $7.8 million or $0.74 per share excluding restructuring and reorganization charges of $4.0 million and the $8.8 million pre-tax charge related to the acquisition of in-process research and development. Including these charges, the Company incurred a net loss of $297,000 or $0.03 per share for the first six months of 1997 compared to a net loss of $2.7 million or $0.26 per share for the first six months of 1996.





                                      (10)

                          CAPITAL RESOURCES & LIQUIDITY

                                      ------------------------------------------
                                      June 28,  December 27,  Dollar     Percent
(dollars in millions)                  1997        1996       Change      Change
--------------------------------------------------------------------------------
Cash and short-term investments      $   23.2    $   32.1    $  (8.9)     (27.8%)


Marketable securities .........          10.4          --       10.4         --

Working capital ...............         128.3       131.7       (3.4)      (2.6%)

Long-term debt ................          13.1        13.5       (0.4)      (2.8%)

Shareholders' equity ..........         189.4       196.3       (6.9)      (3.5%)



Capital Resources and Liquidity

At June 28, 1997, cash and short-term investments totaled $23.2 million compared to $32.1 million at December 27, 1996. The short-term investment portfolio is invested among diversified security types and issuers, and it does not include any derivative products.

During the first six months of 1997 the Company generated $12.5 million in cash from operations, excluding cash paid to acquire in-process research and development, compared to $16.7 million during the same period in 1996. Including in-process research and development expenditures, the Company generated $6.0 million from operations during the first six months of 1997. Significant investing and financing activities during the first six months of 1997 included $5.3 million in property plant and equipment acquisitions, the previously announced investment in Tempus Software, Inc. for $4.0 million and the repurchase of 326,700 shares of the Company's common stock for $7.0 million.

The Company continues to make monthly payments of $62,500 on its outstanding long-term debt of $13.1 million, which is due in total in December, 2002. Interest on this debt accrues at 6.66%. The Company has available $16.0 million of domestic lines of credit as well as several small credit lines to meet the operating requirements of its international subsidiaries.

The Company currently holds an investment in Physio-Control International, Inc. (Physio) common stock in the amount of 705,952 shares. Restrictions on the sale of these shares have lapsed and these shares are available to be converted to cash if the Company so elects.

As previously announced, the Company has entered into a definitive agreement to acquire Burdick, Inc. subject to certain government approvals and other customary closing conditions. The acquisition is expected to close in the third or early fourth quarter of 1997 and will cost approximately $50 million in cash to be funded entirely with debt for which the Company has received commitments from its primary lender.





                                      (11)

Management believes that existing cash and short-term investments, marketable securities and cash flow from operations, together with available credit lines, will continue to be sufficient to meet ongoing operating requirements as well as the Company's investment in capital additions and research and development activities. In connection with research and development, cash may be used from time to time to acquire technology or to fund strategic ventures.

Under the share repurchase program approved by the Board of Directors, the Company has 1,141,100 shares available for repurchase. Shares acquired under the repurchase program are being used to service the Company's various employee benefit plans and may be used for other purposes the Company deems appropriate.

Forward Looking Information

Private Securities Litigation Reform Act of 1995 Compliance Statement:
Statements contained in this report that are not based on historical facts are forward-looking statements subject to uncertainties and risks including, but not limited to: product and service demand and acceptance, economic conditions, changing market dynamics, the impact of competition and pricing, capacity and supply constraints or difficulties, and other risks detailed in the Company's Securities and Exchange Commission filings.


PART II.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of Spacelabs Medical, Inc.'s shareholders was held on May 8, 1997. The following proposals were submitted to a vote:

a) The election of seven directors, each to hold office for a term of one year, each of whom were previously a director of SpaceLabs Medical, Inc. This proposal passed with the following number of votes:


                                         Affirmative      Abstentions
                                         -----------      -----------
          Gilbert W. Anderson             8,373,682        352,484
          Thomas J. Dudley, D.B.A.        8,373,029        353,137
          Harvey Feigenbaum, M.D.         8,372,298        353,868
          Dennis C. Fill                  8,373,624        352,542
          Carl A. Lombardi                8,374,390        351,776
          Phillip M. Nudelman, Ph.D.      8,373,485        352,681
          Harry Woolf, Ph.D.              8,370,954        355,212

b) Ratification of the appointment of KPMG Peat Marwick LLP as auditors for SpaceLabs Medical, Inc. for 1997. This proposal passed with 8,709,466 affirmative votes, 10,220 negative votes, and 6,480 abstentions.















                                      (12)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SPACELABS MEDICAL, INC.
                                                   (Registrant)





DATE:  August 8, 1997                  BY:    /s/ Carl A. Lombardi
                                          -------------------------------------
                                                 Carl A. Lombardi

                                              Chairman of the Board and
                                             Chief Executive Officer




                                       BY:    /s/ James A. Richman
                                          -------------------------------------
                                                 James A. Richman

                                                 Vice President and
                                                Corporate Controller













                                      (13)