Form 10-Q
period 1997-09-30
SPACELABS MEDICAL INC
filed 1997-11-12
CIK 886142

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

                                       OR

       [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM       TO       .
                                                     -------  -------

                         COMMISSION FILE NUMBER 0-20083


                         ------------------------------



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


      Common stock, par value $.01 per share: 9,487,229 shares outstanding as of October 24, 1997




                    Page 1 of 14 sequentially numbered pages



================================================================================

                             SPACELABS MEDICAL, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997


                                TABLE OF CONTENTS


                                                                                                                      Page
PART I.             Financial Information

Item 1.             Financial Statements
                    Condensed Consolidated Balance Sheets
                          - September 27, 1997 (unaudited) and December 27, 1996.................................       3
                    Condensed Consolidated Statements of Operations (unaudited)
                          - Three and Nine Months Ended September 27, 1997 and September 28, 1996................       4
                    Condensed Consolidated Statements of Cash Flows (unaudited)
                          - Nine Months Ended September 27, 1997 and September 28, 1996..........................       5
                    Notes to Condensed Consolidated Financial Statements.........................................       6

Item 2.             Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..................................................................       9


PART II.            Other Information

Item 6.             Exhibits and Reports on Form 8-K.............................................................      13
















                                      (2)

PART I.

Item 1.  Financial Statements


                             SPACELABS MEDICAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         ------------------------------------
                                                         September 27,           December 27,
(in thousands)                                              1997                     1996
---------------------------------------------------------------------------------------------
                                                        (unaudited)

                                     ASSETS
Current assets
Cash and short-term investments ..........                $ 19,442                $ 32,063
Marketable securities ....................                  11,472                    --
Receivables ..............................                  62,373                  63,004
Inventories
    Raw materials ........................                  14,531                  13,447
    Work in process ......................                  13,949                  14,604
    Finished products ....................                  18,500                  13,743
    Demonstration equipment ..............                   4,921                   3,780
    Customer service parts and equipment .                  11,890                  10,540
                                                          --------                --------
                                                            63,791                  56,114
                                                          --------                --------
Prepaid expenses .........................                   2,912                   2,652
Deferred income taxes ....................                  30,395                  20,989
                                                          --------                --------
               Total current assets ......                 190,385                 174,822
                                                          --------                --------

Property, plant and equipment, net .......                  64,970                  61,715

Other assets, net ........................                  43,528                  20,908
                                                          --------                --------
                                                          $298,883                $257,445
                                                          ========                ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Short-term borrowings ...............                   2,421                      15
     Current portion of long-term debt ...                   5,419                     750
     Accounts payable and accrued expenses                  47,277                  34,367
     Deferred revenue ....................                   4,387                   3,500
     Taxes on income .....................                   3,210                   4,462
                                                          --------                --------
                Total current liabilities                   62,714                  43,094
                                                          --------                --------

Long-term obligations ....................                  66,232                  13,500

Deferred income taxes ....................                   5,468                   4,503

Shareholders' equity .....................                 164,469                 196,348
                                                          --------                --------
                                                          $298,883                $257,445
                                                          ========                ========

------------------------------------------------------------------------------------------
Common shares outstanding ................                   9,490                   9,830
                                                          ========                ========

     See accompanying notes to condensed consolidated financial statements.


                                      (3)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                          Three Months Ended            Nine Months Ended
                                                       ---------      ---------      ---------      ---------
                                                       Sept. 27,      Sept. 28,      Sept. 27,      Sept. 28,
  (in thousands, except per share data)                  1997           1996           1997           1996
-------------------------------------------------------------------------------------------------------------
                                                                             (unaudited)
Revenue ..........................................     $  65,259      $  60,047      $ 190,419      $ 185,724

Cost of sales ....................................        32,886         29,739         95,391         92,159
                                                       ---------      ---------      ---------      ---------

Gross margin .....................................        32,373         30,308         95,028         93,565
                                                       ---------      ---------      ---------      ---------

Operating expenses
            Selling, general and administrative ..        20,085         17,854         57,539         55,269
            Research and development .............         7,696          6,936         22,866         21,420
            Acquisition of in-process research and
             development .........................        27,467           --           33,967          8,797


            Restructuring of operations ..........           911          1,362            911          5,364
                                                       ---------      ---------      ---------      ---------
                                                          56,159         26,152        115,283         90,850
                                                       ---------      ---------      ---------      ---------

Income (loss) from operations ....................       (23,786)         4,156        (20,255)         2,715

Other income (expense)
            Interest income ......................           305            544          1,180          1,895
            Interest expense .....................          (621)          (247)        (1,167)          (336)
            Other income (expense). ..............            10            (19)          (422)          (190)
                                                       ---------      ---------      ---------      ---------

Income (loss) before income taxes ................       (24,092)         4,434        (20,664)         4,084


Provision (benefit) for income taxes .............        (1,085)         1,655          2,639          4,013
                                                       ---------      ---------      ---------      ---------

Net income (loss) ................................     $ (23,007)     $   2,779      $ (23,303)     $      71
                                                       =========      =========      =========      =========

Net income (loss) per share ......................     $   (2.41)     $    0.27      $   (2.43)     $    0.01
                                                       =========      =========      =========      =========

-------------------------------------------------------------------------------------------------------------
Weighted average common shares
  and equivalents outstanding ....................         9,538         10,141          9,591         10,439
                                                       =========      =========      =========      =========


     See accompanying notes to condensed consolidated financial statements.


                                      (4)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Nine Months Ended
                                                                                       ----------------------
                                                                                       Sept. 27,     Sept. 28,
(in thousands)                                                                           1997           1996
-------------------------------------------------------------------------------------------------------------
                                                                                             (unaudited)
Operating activities
    Net income (loss) ............................................................     $(23,303)     $     71
    Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
          Depreciation and amortization ..........................................        7,296         6,350
          Acquired in-process research and development ...........................         --           2,087
          Deferred income taxes ..................................................       (1,065)         (858)
          Contribution to 401(k) plan in common stock ............................          540           570
          Changes in operating assets and liabilities net of effects from business acquisitions


                (Increase) decrease in receivables ...............................        5,975          (362)
                Increase in inventories ..........................................       (4,050)       (2,094)
                Increase in prepaid expenses .....................................         (278)         (379)
                Increase (decrease)in accounts payable and accrued expenses ......       (1,989)        3,848
                Increase in deferred revenue .....................................          497           748
                Increase (decrease) in taxes on income ...........................       (1,267)        1,396
          Other ..................................................................         (192)          159
                                                                                       --------      --------
Net cash provided (used) by operating activities .................................      (17,836)       11,536
                                                                                       --------      --------

Investing activities
    Proceeds from short-term investments, net ....................................           31            30
    Investment in property, plant and equipment ..................................       (7,659)      (16,499)
    Business acquisitions and purchase of equity investments .....................      (36,311)         (854)
    Proceeds from sale of assets .................................................            6            35
                                                                                       --------      --------
Net cash used by investing activities ............................................      (43,933)      (17,288)
                                                                                       --------      --------

Effect of exchange rate changes on cash ..........................................          340           (50)
                                                                                       --------      --------

Financing activities
    Change in short-term borrowings ..............................................        2,406          (176)
    Principal payments on long-term debt .........................................         (562)         (562)
    Proceeds from long-term debt .................................................       55,892          --
    Purchase of treasury stock ...................................................       (9,920)      (16,506)
    Exercise of stock options ....................................................        1,024           721
                                                                                       --------      --------
Net cash provided (used) by financing activities .................................       48,840       (16,523)
                                                                                       --------      --------

Decrease in cash and cash equivalents ............................................      (12,589)      (22,325)
Cash and cash equivalents at beginning of period .................................       25,834        46,464
                                                                                       --------      --------

Cash and cash equivalents at end of period .......................................     $ 13,245      $ 24,139
                                                                                       ========      ========

-------------------------------------------------------------------------------------------------------------





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

        In the opinion of management the information furnished reflects all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.


2.      Acquisition of in-process research and development

        In the first quarter of 1997, the Company acquired Advanced Medical Systems (AMS) and recorded a charge of $6.5 million associated with the acquisition of in-process research and development related to this investment. In the third quarter of 1997, the Company acquired Burdick, Inc. (Burdick) and Ameritech Knowledge Data, Inc. (AKD) and recorded charges of $21.4 million and $6.0 million, respectively for the acquisition of in-process research and development.

        In the first quarter of 1996, the Company completed the acquisition of JRS Clinical Technologies, Inc. and formed a limited liability corporation with DSA Systems. A charge of $8.8 million was recorded resulting from the acquisition of in-process research and development in connection with these investments.

        Each in-process research and development project identified at the time of the acquisition was evaluated as to its state of completion and its technological feasibility in accordance with Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. Since the acquired in-process research and development has not demonstrated its technological feasibility and has no alternative future use, it was recognized as a period expense.


3.      Restructuring of operations

        In conjunction with the acquisition of Burdick (note 7), the Company recorded a charge of $0.9 million to account for the restructuring of certain duplicative activities.

        For the third quarter of 1996 and the nine months ended September 28, 1996, the Company recorded restructuring and reorganization charges of $1.4 million and $5.4 million, respectively, related to the





                                      (6)
        consolidation of its manufacturing and customer service operations. This consolidation was completed in the fourth quarter of 1996.


4.      Income per share

        Income per share is computed on the basis of the weighted average number of common shares plus dilutive common equivalent shares outstanding during each period. Dilutive common share equivalents are calculated under the treasury stock method and consist of unexercised employee stock options. Since the Company reported a net loss in both the year-to-date and the third quarter of 1997, the inclusion of equivalent shares would have been anti-dilutive and were, therefore, not included in the computation of income per share for either year-to-date or the quarter.


5.      New accounting pronouncement

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


6.      Long term obligations

        In the third quarter of 1997, in conjunction with the acquisition of Burdick, the Company entered into an additional long term loan agreement with its primary lender, the Bank of America National Trust and Savings Association. The new loan commitment provides for a maximum balance of $65.0 million. The outstanding balance may vary in amount during the first three years, after which it will be repayable on a straight line basis over the next five years. As of September 27, 1997 the outstanding balance of this additional loan was $50.0 million. The loan bears interest at a margin over LIBOR.

        In the third quarter of 1997, in conjunction with the acquisition of AKD, the Company also issued a promissory note to pay Ameritech Health Connections, Inc. $7.1 million at an interest rate of 7.5%. The loan is repayable in six equal quarterly installments from August 1997 through November 1998.


7.      Business combinations

        On August 21, 1997, the Company acquired for cash all the outstanding shares of common stock of Burdick. Burdick is a developer and manufacturer of diagnostic cardiology systems based in Milton, Wisconsin. The Burdick acquisition was recorded under the purchase method of accounting. Accordingly, the results of Burdick's operations from August 21, 1997 are included in the Company's consolidated financial statements. The purchase price of $51.2 million, including acquisition costs, has been allocated to assets acquired and liabilities assumed based on fair market value at the date of





                                      (7)
        acquisition, as well as to acquired in-process research and development. The excess of the purchase price over the fair market value of the net identifiable assets has been recorded as goodwill in the amount of $25.8 million and is being amortized on a straight-line basis over twenty years.

        The following unaudited pro forma financial information presents the combined results of operations of the Company and Burdick as if the acquisition had occurred as of the beginning of 1996 after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Burdick operated as a single entity during such periods.


                                                               Three Months Ended            Nine Months Ended
                                                            ------------------------     ------------------------
                                                             Sept. 27,      Sept. 28,    Sept. 27,      Sept. 28,
        (in thousands, except per share data)                  1997           1996          1997           1996
        ---------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)
        Revenue .......................................     $  69,156      $  74,118     $ 218,320      $ 225,773
                                                            ---------      ---------     ---------      ---------

        Net income (loss) .............................     $  (3,503)     $   2,114     $  (5,238)     $  (2,090)
                                                            ---------      ---------     ---------      ---------

        Net income (loss) per share ...................     $   (0.37)     $    0.21     $   (0.55)     $   (0.20)
                                                            ---------      ---------     ---------      ---------



        During the first nine months of 1997, the Company also acquired AMS and AKD. The total purchase price of these two acquisitions was approximately $14.4 million. To determine fair market value and acquired in-process research and development in these two acquisitions the basis of allocation was the same as that used in the Burdick purchase. Pro forma financial information has not been included for these two acquisitions because they are not material to the Company's operations.

















                                      (8)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                              RESULTS OF OPERATIONS

                                        ------------------------------------------    ------------------------------------------
                                                     Three Months Ended                           Nine Months Ended
                                        ------------------------------------------    ------------------------------------------
(dollars in millions,                    Sept. 27,    Sept. 28,   Dollar   Percent    Sept. 27,    Sept. 28,   Dollar    Percent
except per share data)                     1997         1996      Change   Change       1997         1996      Change    Change
----------------------------------------------------------------------------------    -------------------------------------------
Revenue ................................ $   65.3    $  60.0    $   5.3      8.8%     $  190.4    $ 185.7    $    4.7      2.5%

Gross margin ...........................     32.4       30.3        2.1      6.9%         95.0       93.6         1.4      1.5%
    As a % of revenue ..................     49.6%      50.5%                             49.9%      50.4%
Operating expenses excluding
    acquisition and restructuring
    expenses ...........................     27.8       24.8        3.0     12.1%         80.4       76.7         3.7      4.8%
    As a % of revenue ..................     42.6%      41.3%                             42.2%      41.3%

Acquisition and restructuring expenses:
    Acquired research and development ..     27.5        --        27.5      --           34.0        8.8        25.2    286.4%
    Restructuring of operations ........      0.9        1.4       (0.5)   (35.7%)         0.9        5.4        (4.5)   (83.3%)

Provision (benefit) for income taxes ...     (1.1)       1.7       (2.8)  (164.7%)         2.6        4.0        (1.4)   (34.2%)
    Effective tax rate..................     *          37.3%                               *          *

Net income (loss) ...................... $  (23.0)   $   2.8    $ (25.8)  (921.4%)    $  (23.3)   $   0.1    $  (23.4)      --

Net income (loss) per share ............ $   (2.41)  $   0.27   $  (2.68) (992.6%)    $  (2.43)   $   0.01   $  (2.44)      --

Net income excluding acquisition
and restructuring expenses** ........... $    2.8    $   3.6    $  (0.8)   (22.2%)    $    9.0    $  11.4    $   (2.4)   (21.1%)

Net income per share excluding
acquisition and restructuring expenses.. $    0.29   $   0.36   $  (0.07)  (19.4%)    $    0.93   $   1.10    $  (0.17)  (15.5%)
------------------------------------------------------------------------------------------------ ----------------------------------

*Refer to Taxes below; ** Refer to Net income below



Revenue

Worldwide revenue for the third quarter of 1997 of $65.3 million increased by 8.8% when compared to the same quarter last year. Revenue for the quarter includes roughly $6.0 million resulting from the consolidation of approximately five weeks of Burdick, Inc. (Burdick) operations. Third quarter U.S. revenue of $44.3 million increased by 3.2% over the same period of 1996. Overall U.S. revenue grew due to the consolidation of five weeks of Burdick operations and a strong sales performance by Intesys healthcare information system products while U.S. revenue from patient monitoring products declined. The market for patient monitoring equipment continues to be weak as a result of changes in the U.S. healthcare delivery system. At this time management sees no identifiable factor in the environment that would definitively signal an end to this trend. International revenue including export sales grew by 22% in the third quarter



                                      (9)
when compared to the same period of 1996. During the quarter, all major international sales areas posted revenue growth.

On a year-to-date basis, worldwide revenue increased 2.5% to $190.4 million in 1997 from $185.7 in 1996. U.S. sales are roughly even with 1996 and international revenue, including export sales, increased 8.4% to $65.8 million in 1997 compared to $60.7 million in 1996. International revenue represented 34.6% of worldwide revenue for the first nine months of 1997, compared to 32.7% for the same period in 1996.

As the Company has indicated in the past, as a greater proportion of its worldwide sales are generated from international operations, the degree of uncertainty in the timing of quarter to quarter revenue has increased. This is due to the need for foreign governmental approvals, more complex international financing arrangements and instability of currencies in other world markets such as South East Asia.


Gross margin

Gross margin for the quarter was 49.6% of revenue compared to 50.5% in the same quarter of 1996. The reduction in gross margin percent resulted in part from the consolidation of Burdick. Gross margins on Burdick products are generally lower than the Company's historic margins due to the fact that Burdick products are distributed primarily through distributor sales channels at generally lower prices. In addition, worldwide pricing pressures as well as foreign exchange rates continued to negatively influence margins. However, improved efficiency from the new manufacturing facility and the incorporation of the higher margin information systems sales partially offset the pressures on the consolidated gross margin. At this time there is no evidence to suggest that the aggressive worldwide competitive pricing trend will not continue.


Operating expenses excluding acquisition and restructuring expenses

Operating expenses, excluding acquisition and restructuring expenses, increased 12.1% to $27.8 million in the third quarter of 1997 from $24.8 million in the same period last year. This increase is primarily associated with the consolidation of Burdick, Advanced Medical Systems (AMS) and Ameritech Knowledge Data, Inc. (AKD). Year-to-date these expenses increased 4.8% to $80.4 million in 1997 compared to $76.7 million in 1996.

For the quarter, selling, general and administrative expenses represented 30.8% of revenue compared to 29.8% in the same period last year. This increase reflects the increased investment in worldwide sales and marketing and research and development on an absolute basis and relative to sales volumes. These expenses represented 30.2% and 29.8% of year-to-date revenues in 1997 and 1996, respectively.

Research and development expenses were $7.7 million in the third quarter of 1997, an increase of 11.0% over $6.9 million incurred in the same quarter last year. On a year-to-date basis, these expenses were $22.9 million in 1997 and $21.4 million in 1996, an increase of 7.0%. As a percentage of year-to-date revenue, research and development expenditures were 12.0% and 11.5% in 1997 and 1996, respectively, consistent with historic levels. Management expects this level of expenditure to continue.


Acquisition and restructuring expenses

In the third quarter of 1997, the Company acquired $21.4 million and $6.0 million of in-process research and development relating to its acquisitions of Burdick and AKD, respectively.











                                      (10)

Burdick is a developer and manufacturer of diagnostic cardiology systems based in Milton, Wisconsin. Historically Burdick products have been distributed principally to the primary care market. As a consolidated operation, Burdick products will also be distributed to the hospital market place. The acquisition of AKD includes the Keystone clinical data repository and the Global Participant Index master patient index system. Both products play a fundamental role in the Company's product strategy to provide enterprise-wide information technology solutions.

In the third quarter of 1997, the Company also incurred a restructuring charge of $0.9 million, associated with the Burdick acquisition, to eliminate certain duplicative activities.

During the first quarter of 1996, the Company acquired $8.8 million of in-process research and development related to its acquisition of JRS Clinical Technologies, Inc. and its investment with DSA Systems. Since the acquired in-process research and development has not demonstrated its technological feasibly and has no alternative future use, it was recognized as a period expense in accordance with Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4.

In the third quarter of 1996, the Company incurred restructuring charges of $1.4 million associated with the relocation of its Chatsworth, California and Hillsboro, Oregon manufacturing operations to its new Redmond, Washington facility. Year-to-date 1996 restructuring and reorganization expenses were $5.4 million.


Other income (expense)

Interest income decreased to $305,000 in the third quarter of 1997 from $544,000 in the same period last year. On a year-to-date basis, interest income decreased to $1.2 million in 1997 from $1.9 million in 1996. The decrease in interest income was a result of a reduction in cash available for investment.

Interest expense increased to $621,000 in the third quarter of 1997 from $247,000 for the same period in 1996. For the first nine months of 1997, interest expense increased to $1.2 million from $336,000 for the same period last year. Increase in interest expense was principally due to the additional interest on the new $50.0 million loan used to finance the acquisition of Burdick and $431,000 interest expense capitalized in 1996 related to the Company's new Redmond, Washington facility.

Also during the quarter, the Company recognized a $102,000 loss from foreign currency exchange rate fluctuations compared to a $26,000 loss in the third quarter of 1996. Year-to-date, the Company recorded foreign exchange losses of $469,000 in 1997 and $200,000 in 1996, both resulting from the impact of the strengthening U.S. dollar against the currencies of the Company's foreign operations.


Taxes

The effective tax rate for the third quarter of 1997, as well as for both year-to-date 1997 and 1996 were non-meaningful due to the non-deductibility of all write-offs of acquired in-process research and development disclosed above with the exception of AKD. As a result of the deduction of the AKD write-off, the Company recognized a tax benefit of $1.1 million for the third quarter of 1997.







                                      (11)

Net income

The Company incurred a $23.0 million net loss for the third quarter of 1997 or $2.41 per share primarily due to the impact of the charges associated with the acquisition of Burdick and AKD. In the same period in 1996, the Company generated net income of $2.8 million or $0.27 per share. Excluding acquisition and restructuring charges, the Company realized net income for the third quarter of 1997 of $2.8 million or $0.29 per share. Excluding restructuring expenses incurred in the third quarter of 1996, net income was $3.6 million or $0.36 per share.

On a year-to-date basis, the Company reported a net loss of $23.3 million or $2.43 per share in 1997. In the same period in 1996, the Company generated net income of $71,000 or $0.01 per share. Excluding the acquired in-process research and development of $34.0 million and restructuring charge of $0.9 million, net income for the first nine months of 1997 was $9.0 million or $0.93 per share. Excluding restructuring charges of $5.4 million and the $8.8 million related to the acquisition of in-process research and development, the Company generated $11.4 million or $1.10 per share for the first nine months of 1996.

Net income exclusive of acquisition and restructuring expenses is a non-GAAP measure and investors should not rely on it as a substitute for GAAP measures. Because acquisition and restructuring expenses are unusual in nature, management believes that a measure of net income excluding these expenses is meaningful and useful to investors as it provides an alternative basis with which management and investors can assess the profitability of the Company's core operations.




                          CAPITAL RESOURCES & LIQUIDITY

                                        ------------------------------------------
                                        Sept. 27,  Dec. 27,    Dollar      Percent
(dollars in millions)                     1997       1996      Change      Change
----------------------------------------------------------------------------------
Cash and short-term investments ...     $   19.4   $   32.1   $ (12.7)     (39.6%)

Marketable securities .............         11.5         --      11.5         --

Working capital ...................        127.7      131.7      (4.0)      (3.0%)

Long-term obligations .............         66.2       13.5      52.7      390.4%

Shareholders' equity ..............        164.5      196.3     (31.8)     (16.2%)

----------------------------------------------------------------------------------


Capital resources and liquidity

On September 27, 1997, cash and short-term investments totaled $19.4 million compared to $32.1 million on December 27, 1996. The short-term investment portfolio is invested among diversified security types and issuers, and it does not include any derivative products.

The Company also currently holds an investment in Physio-Control International, Inc. common stock in the amount of 705,952 shares. Restrictions on the sale of these shares lapsed in April 1997 and these shares are available to be converted to cash if the Company so elects. Accordingly, this investment has been reclassified from other long term assets to marketable securities.








                                      (12)

During the first nine months of 1997 the Company generated $13.9 million in cash from operations, excluding cash paid to acquire in-process research and development, compared to $17.9 million during the same period in 1996. Including in-process research and development expenditures, the Company used $17.8 million from operations during the first nine months of 1997. Significant investing and financing activities during the first nine months of 1997 included $32.3 million for acquisitions of Burdick, AMS and AKD. Also included were $9.9 million in the repurchase of 453,200 shares of the Company's common stock, $7.7 million in property plant and equipment acquisitions and $4.0 million in the previously announced investment in Tempus Software, Inc.

The substantial increase in accounts receivable, inventory, deferred income taxes and accrued liabilities is predominantly the result of the consolidation of Burdick. The overall impact of the consolidation of Burdick on working capital was an increase of approximately $5.0 million. The increase to accrued liabilities includes $4.4 million associated with plans to restructure certain activities of Burdick.


In the third quarter of 1997, in conjunction with the acquisition of Burdick, the Company entered into an additional long term loan agreement with its primary lender. The new loan commitment provides a maximum balance of $65.0 million. The outstanding balance may vary in amount during the first three years, after which it will be repayable on a straight line basis over the next five years. As of September 27, 1997 the outstanding balance of this additional loan was $50.0 million. The loan bears interest at a margin over LIBOR. The Company continues to make monthly payments of $62,500 on the pre-existing long-term debt of $12.9 million, which is due in total in December, 2002. Interest on this debt accrues at 6.66%. In addition to these two loans, the Company has available $11.0 million of domestic lines of credit as well as several small credit lines to meet the operating requirements of its international subsidiaries.


Under the share repurchase program approved by the Board of Directors, the Company has 1,014,600 shares available for repurchase. Shares acquired under the repurchase program are being used to service the Company's various employee benefit plans and may be used for other purposes the Company deems appropriate.

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


Forward looking information

Private Securities Litigation Reform Act of 1995 Compliance Statement:
Statements contained in this report that are not based on historical facts are forward-looking statements subject to uncertainties and risks including, but not limited to: product and service demand and acceptance, economic conditions, changing market dynamics, the impact of competition and pricing, capacity and supply constraints or difficulties and other risks detailed in the Company's Securities and Exchange Commission filings.






                                      (13)

PART II.

Item 6.  Exhibits and Reports on Form 8-K

On September 5, 1997, the Company filed a Form 8-K report relating to the acquisition of Burdick, Inc., a privately owned developer and manufacturer of diagnostic cardiology systems based in Milton, Wisconsin.





                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              SPACELABS MEDICAL, INC.
                                                 (Registrant)







DATE:  November 7, 1997                    BY:    /s/ CARL A. LOMBARDI
                                              --------------------------
                                                     Carl A. Lombardi

                                               Chairman of the Board and
                                               Chief Executive Officer




                                           BY:    /s/ JAMES A. RICHMAN
                                              --------------------------
                                                      James A. Richman

                                                    Vice President and
                                                    Corporate Controller



                                      (14)

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.
-----------

    27                Financial Data Schedule