Form 10-K405
period 1997-12-26
SPACELABS MEDICAL INC
filed 1998-03-25
CIK 886142

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 26, 1997

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO __________________

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

       Registrant's telephone number, including area code: (425) 882-3700
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the common stock held by nonaffiliates of the registrant as of February 6, 1998 was $198,503,340 (based on the closing sales price of $21 per share on the NASDAQ National Market on such date).

  The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of February 6, 1998 was 9,452,540.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Proxy Statement for the 1998 Annual General Meeting of Stockholders
Part III (Items 10-13)

================================================================================

                               TABLE OF CONTENTS

PART I

     ITEM 1.   BUSINESS....................................................    1
               HISTORY.....................................................    1
               PRINCIPAL MARKETS...........................................    2
               SPACELABS MEDICAL'S PRODUCTS................................    3
               RESEARCH AND DEVELOPMENT....................................    5
               MANUFACTURING...............................................    6
               SALES AND MARKETING.........................................    6
               CUSTOMER SUPPORT AND WARRANTY...............................    7
               COMPETITION.................................................    7
               PATENTS, TRADEMARKS AND LICENSES............................    8
               GOVERNMENTAL REGULATION.....................................    9
               CHANGES IN HEALTHCARE.......................................   10
               EMPLOYEES...................................................   10
               FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
               AND EXPORT SALES............................................   10
     ITEM 2.   PROPERTIES..................................................   10
     ITEM 3.   LEGAL PROCEEDINGS...........................................   11
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   12
               EXECUTIVE OFFICERS OF THE REGISTRANT........................   12

PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS.........................................   13
     ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................   14
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS...................................   15
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   22
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE....................................   47

PART III

     ITEMS 10-13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......   47

PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
               8-K.........................................................   47

                                     PART I

                                ITEM 1. BUSINESS

Spacelabs Medical, Inc. and its wholly owned subsidiaries ("Spacelabs Medical" or the "Company") develop, manufacture, market and service patient monitoring, diagnostic cardiology and clinical information systems ("CIS") products for use throughout the healthcare enterprise. Spacelabs Medical's principal products are used for diagnosis, monitoring and information management across the healthcare continuum. The Company also sells the disposable and replaceable supplies to support these products.

Spacelabs Medical's strategy has three key elements: first, to transition into the emerging CIS market; second, to expand its presence in international markets; and third, to enhance its position in the US healthcare market through the expansion of its medical device product line and distribution channels.

The first element of the Company's strategy is to move into the emerging CIS market. One aspect of this is to capitalize on the Company's large installed base of monitoring systems to transition into the critical care CIS market with its Chartmaster(TM) CIS. A second aspect of this strategy is to broaden the Company's CIS offering through acquisitions and joint ventures. In 1997, the Company acquired or entered into relationships with a number of companies to enhance its CIS product line. The acquisition of Ameritech Knowledge Data, Inc. ("AKD") added both a clinical data repository ("CDR") and a master patient index system. A marketing agreement with Tempus Software, Inc. ("Tempus") added a resource scheduling system which is being integrated with the Company's Caremaster(TM) system. The acquisition of a CIS product developed by Orca Medical Systems, Inc. ("Orca") added a departmental system for the emergency department. The addition of these product lines helped the Company build a point-of-care-based CIS that supports management of the care process throughout the enterprise and in both monitored and nonmonitored areas of the hospital.

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

The third element of this strategy reflects the ongoing challenge to maintain technological leadership in critical care monitoring and to expand the Company's presence in the medical device marketplace. To maintain and enhance its competitive position, the Company believes that it must provide products for more areas of the device market through continued development of new and clinically useful products as well as through strategic acquisitions and alliances. During 1997, the Company completed the acquisition of Advanced Medical Systems, Inc. ("AMS") and Burdick, Inc. ("Burdick"), made an investment in Bunnell, Incorporated ("Bunnell") and entered into an agreement with Medical Insight R & D, B.V. ("Medical Insight"). Through the acquisition of AMS, the Company added a line of fetal monitors. Burdick added diagnostic products for the hospital and primary care market as well as distribution for other Spacelabs Medical products into the primary care market. The Bunnell investment added the option of distributing a ventilator into the neonatal market and the agreement with Medical Insight provided the worldwide rights to market an anesthesia delivery system. The Company also believes that it must maintain strong sales, marketing and service organizations that compete effectively.

HISTORY

Spacelabs Medical was founded in 1958 to collaborate with NASA in developing technology to monitor the vital signs of astronauts in space. By the mid-1960s, the Company was developing vital sign monitoring systems for use in hospitals, and in 1968, it introduced its first system for monitoring patients in intensive care units. Its technological innovations include the first monitors using distributed microprocessors and the first modular monitors. Between 1980 and 1992, Spacelabs Medical was a wholly owned subsidiary, first of the Squibb Corporation ("Squibb") and then of a 1987 spin-off from Squibb, Westmark International Incorporated ("Westmark"). Effective June 26, 1992, Spacelabs Medical became a separate publicly traded company pursuant to the distribution by Westmark of Spacelabs Medical common stock to holders of Westmark common stock in a tax-free, one-for-one stock dividend. In 1995, the Company sold the First Medic line of nonhospital defibrillator products to Physio Control International Corporation. In 1996, the Company acquired JRS Clinical Technologies, a clinical information company. In 1997, the Company acquired AMS, AKD, Burdick and a software product developed by Orca.

PRINCIPAL MARKETS

Critical Care Monitoring. The critical care monitoring market in hospitals and elsewhere comprises adult intensive care units, neonatal intensive care units, operating rooms and other associated interventional areas such as recovery rooms, emergency departments, cardiac catheterization labs or endoscopy rooms and step-down units.

Adult critical care units such as coronary care units and surgical intensive care units are characterized by, among other things, labor-intensive staffing, sometimes with a one-to-one or often with a one-to-two nurse-to-patient ratio.

Over the last decade, hospitals have increasingly used telemetry step-down units where patients at risk are still monitored but do not require the high level of nursing care found in intensive care units. There also has been a more recent trend to use portable monitors in other acute care areas of the hospital when temporarily needed by individual patients. This temporary monitoring approach may have cost advantages and allows patients to be monitored without moving them to an intensive care unit.

Perinatal and pediatric intensive care requires monitors with specialized functionality because of the differences between monitoring a critically ill newborn or child and a critically ill adult. These differences are a major factor in choosing a monitor for neonatal intensive care units ("NICUs") or pediatric intensive care units.

Specialized monitors are used for fetal monitoring during pregnancy, labor and delivery. These monitors may also display information about the mother. The information from these monitors may be sent to a labor and delivery central station or be entered manually into the birth record.

Perioperative and emergency monitoring in operating rooms, recovery rooms or emergency departments has traditionally used stand-alone or portable monitors but is turning to networked monitors as information systems become more prominent. Surgery was once primarily an inpatient procedure utilizing very sophisticated monitors in hospital operating rooms. Now more than half of all surgeries are performed as outpatient procedures, increasing the demand for simpler, noninvasive monitors.

Diagnostic Cardiology. Diagnostic cardiology products are marketed to both acute care facilities (hospitals) as well as to the alternate and primary care markets (all nonhospital facilities including physician's offices and clinics).

Typically hospitals will have a cardiology or cardiopulmonary department that performs diagnostic cardiology procedures using these types of products. The test will be performed by trained technicians and the results of the test will be read and interpreted by a cardiologist. The department may perform ECG procedures for outpatient as well as inpatient needs. It is not uncommon for departments other than cardiology, such as emergency or intensive care units, to purchase an electrocardiograph to ensure rapid response time when there is a requirement for an electrocardiogram.

In the primary care market the traditional purchasers of diagnostic cardiology products have been family, general and cardiology practices.

Clinical Information Systems. Spacelabs Medical believes that the traditional market for vital signs monitoring is evolving into one that integrates CIS into the critical care monitoring system and that with the right design, patient monitoring systems can be the architectural base for critical care CIS. In addition, the Company believes that computerization of collected patient information on an electronic patient chart allows a caregiver to spend more time directly attending to patient needs and that computerization of routine but essentially clerical tasks enhances clarity and accuracy.

Developing an information management system to store, retrieve and interrelate the information in clinically meaningful ways is a significant challenge. Customer expectations are also evolving due to provider restructuring as the result of managed care. One of the clearest needs emerging is for patient-focused systems that permit caregivers to view and manage the patient care process across the continuum of care. The Company believes that the market for enterprise-wide CIS to schedule resources, automate data collection and retrieval and analyze outcomes is larger than the market for departmental systems. Thus, while there is still a need for the specialized functions of information management in a departmental context, there is also a need to integrate such an application within the context of all episodes of care.

SPACELABS MEDICAL'S PRODUCTS

Spacelabs Medical develops, manufactures, markets and services critical care monitoring and CIS products, as well as other products for use in the healthcare industry. Spacelabs Medical's principal products are its Patient Care Information System ("PCIS")(TM) line of products, both as an entire system and in its component parts. The PCIS product line includes both the Company's long-established Patient Care Monitoring System ("PCMS")(TM) monitoring products and its evolving Intesys(R) clinical information products.

PCMS MONITORING PRODUCTS. Through integration of its component elements, Spacelabs Medical's PCMS product line forms an advanced and comprehensive critical care patient monitoring system and the foundation for a CIS. PCMS products address the hospital's principal monitoring needs, from adult and neonatal intensive care units to outpatient surgery, step-down units and patient transport. The components of the PCMS system are "user friendly" bedside and central monitors, "smart" plug-in modules for measuring specific vital signs, Flexport(R) serial interfaces to other manufacturers' bedside devices, an integrated telemetry option and a powerful network for access to clinical information. Spacelabs Medical sells PCMS products as an integrated system, as stand-alone monitors or as add-on components to the customer's existing systems. Sales of PCMS products to hospitals vary widely in size, depending on the size and configuration of the system. A typical eight-bed hardwired system sells for approximately $170,000 while a typical 12-bed telemetry system sells for approximately $85,000. Hospitals sometimes combine monitoring orders for many units or even for the entire hospital. Such orders can exceed $1 million. PCMS monitoring products, which first began shipping in 1985, represent the major portion of Spacelabs Medical's current business.

PCMS Bedside Monitors. The critical care bedside monitor, the core of any PCMS system, is connected to the patient via sensors, electrodes or cuffs. The bedside monitor displays, stores and transmits vital signs and physiological data, including alarms, thereby providing an ongoing picture of a patient's condition. PCMS bedside monitors include the PC Scout(TM), a small portable monitor; the PC Ranger(TM), a wireless networked monitor; the SL1050, a mid-range color monitor; and the Universal Clinical Workstation ("UCW")(TM), which serves not only as an advanced PCMS bedside monitor but also as a computer terminal and is available both in wireless or hardwired network configurations.

PCMS Modules. The clinician can easily configure the PCMS bedside monitor to meet the specific vital sign monitoring needs of an individual patient by inserting PCMS modules designed to perform different monitoring functions. These "smart" modules contain their own processors and software programs and therefore add computer power to the PCMS monitor. The modules collect and analyze the patient's physiological data from electrodes and sensors. The Company's newest modules include the 12-lead ECG and the Bispectral Index(TM).(1)

Flexport(R) Serial Interfaces. Spacelabs Medical's Flexport serial interfaces, a Spacelabs Medical innovation, extend the concept of modules to other manufacturers' bedside devices. With a Flexport

---------------

(1)Bispectral Index is a trademark of Aspect Medical, Inc.

interface, the PCMS monitor receives and displays data from other devices much as if it were generated by a Spacelabs Medical module. Thus, the monitor can integrate vital patient information and alarms onto a single screen to facilitate clinical decision making.

PCMS Telemetry. For step-down units, Spacelabs Medical provides its PCMS telemetry monitoring systems, which continuously monitor patients' ECGs while allowing them the freedom to move about as part of the recovery process. By including telemetry monitors on the PCIS network, hospitals can combine, in the same care unit, patients requiring different levels of care.

PCMS Central Station Monitors. PCMS central station monitors are the same hardware as the UCW bedside monitors and share the same fundamental, easy-to-use human interface and mode of operation.

DIAGNOSTIC CARDIOLOGY PRODUCTS. In 1997, Spacelabs Medical acquired Burdick to expand its product offering further across the continuum of care to include both hospital and primary care out-of-hospital settings. Noninvasive diagnostic cardiology devices and management systems that Burdick has distributed into the primary care market also have application in the hospital environment and will be sold by the Spacelabs Medical hospital sales force. The Burdick sales organization will continue to sell its current line of cardiopulmonary products including ECG, exercise tolerance test systems, Holter and spirometry products into the primary care market and will also add certain diagnostic products from the Spacelabs Medical product line such as ambulatory blood pressure systems and fetal monitors.

Electrocardiographs. The Company's line of electrocardiographs covers all price points and markets and ranges from small, low-cost units that are primarily targeted for physician's offices and international markets to fully featured units that are designed for the most rigorous application as in the care of critically ill patients in hospital settings. Electrocardiographs are usually cart-mounted so that they can be moved from bed to bed or room to room.

Holter and Ambulatory Blood Pressure Systems. Spacelabs Medical develops, manufactures, markets and services Holter and ABP monitoring systems. The Holter systems comprise ECG recorders (tape or solid state) that are worn by a patient for 24 or 48 hours. The data is then downloaded to an analysis station that processes the recorded ECG data. ABP monitors gather a patient's blood pressure measurement over 24 or 48 hours. This data is then "read" by an analysis station that quantifies the data and prepares reports for physicians. The recorders are the smallest and lightest available. Report generation capabilities range from simple, easy-to-use strip printers to a Windows-compatible software system.

Exercise Tolerance Test Systems. Exercise tolerance test systems are diagnostic cardiology products used to identify latent heart disease not revealed on a routine resting ECG. The patient is subjected to increasing workloads, typically on a treadmill, and the cardiogram is monitored for adverse changes in the heart's response during the increased workload. The product line also includes a quiet treadmill designed for maximum patient safety.

INTESYS(R) CLINICAL INFORMATION SYSTEMS. Spacelabs Medical develops, manufactures, licenses, sells and supports CIS. In 1995, the Company consolidated its CIS products under the name Intesys. Intesys CIS form an integrated framework to automate, manage and analyze the delivery of care. Spacelabs Medical believes that CIS creates a powerful tool for providing more efficient and effective patient care. The Company also believes that its substantial monitoring installed base provides it with a competitive advantage over other manufacturers' nonintegrated approach to critical care CIS.

Chartmaster Clinical Information Systems. This is Spacelabs Medical's departmental information system product line. With these systems, data is automatically collected from patient monitors, including data from other vendors' devices integrated through Flexport serial interfaces. In addition to maintaining flow sheets, other charting functions are computerized, such as making notes and observations and charting laboratory results. The Chartmaster computer system has been designed to be interfaced with other hospital information systems. The UCW, or another computer workstation at the patient site or elsewhere on the network, can function as a terminal to enter and review data on the

Chartmaster record. There are currently departmental applications for adult, pediatric and neonatal intensive care, the emergency department, anesthesia, cardiology and labor and delivery.

Caremaster Clinical Information Systems. Caremaster CIS are for use throughout nonmonitored areas of the healthcare enterprise. The main components of the system are automated order entry and results reporting, a resource scheduler to help organize appointments throughout the enterprise, a clinical pathways and automated point-of-care system for support of multidisciplinary clinical pathways and comprehensive documentation, a CDR to integrate information from clinical and administrative systems and a master patient index to address the problem of patients being identified differently by disparate systems. The enterprise-wide (Caremaster) CIS market is characterized by a sales cycle of up to two years. Once a system is sold, an extensive period of implementation may be required before customer acceptance and final payment to the Company occurs.

Quality In Care Software. The Quality In Care ("QuIC")(2) software application is a cross-patient analytical tool that helps administrators and clinicians analyze clinical practice and make critical decisions regarding the quality and effectiveness of intensive care from clinical and cost perspectives.

While the Intesys products appear to be designed to meet the needs of the evolving healthcare provider industry, there can be no assurance that Intesys or its components will fully satisfy user requirements and result in significant commercial sales.

MEDICAL SUPPLIES. A substantial market exists for disposable supplies such as patient electrodes, specialty graph paper, sensors and connecting lead wires that are used with medical devices. Spacelabs Medical sells a broad line of such supplies as an adjunct to its medical device business. In most cases these products are obtained from original equipment manufacturers and are manufactured to Spacelabs Medical's specifications. In some cases, Spacelabs Medical re-markets other manufacturers' products for use with Spacelabs Medical's products.

OTHER PRODUCTS. Spacelabs Medical also develops, manufactures, markets and services health screening products and services.

Health Screening Products and Services. The Company's Vita-Stat subsidiary is one of the leading US providers of consumer health screening products and services. Automated equipment for blood pressure measurement and for cardiovascular risk profiling and weight management are placed by lease or other arrangement in pharmacies, work sites, hospitals, health clubs and other public access locations. This business has grown to include point-of-sale advertising at blood-pressure-based consumer health centers located in approximately 10,000 pharmacies and grocery stores nationwide.

RESEARCH AND DEVELOPMENT

Spacelabs Medical conducts extensive research and development activities, both internally and by funding projects undertaken by outside groups. Such activities include the design and development of new products for its patient monitoring systems, diagnostic cardiology products and CIS. Spacelabs Medical is continuously seeking ways to improve its product line and enhance the functionality of its patient monitoring and CIS. This process of improvement offers the opportunity for additional revenue from upgrades and the sale of new functions and features. In 1997, research and development expenses excluding in-process research and development relating to acquisitions were $31.6 million, or 11.9% of revenue. In 1996, on the same basis, research and development expenses were $28.3 million, or 11.4% of revenue, compared to $30.1 million, or 11.9% of revenue, in 1995. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Operating Expenses."

Although Spacelabs Medical intends to continue to conduct extensive research and development activities, there can be no assurance that it will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others

---------------

(2) QuIC is a registered trademark of DSA Systems, Inc.

or that Spacelabs Medical's existing technology will not be superseded by new discoveries or developments.

MANUFACTURING

Spacelabs Medical manufactures the majority of its products in Redmond, Washington. The Company's Burdick diagnostic cardiology products are manufactured in Milton, Wisconsin and the fetal and obstetrical management products are manufactured in Hamden, Connecticut. The Company conducts regular product reviews to reduce manufacturing costs and continually pursues improvement programs to eliminate waste and redundancy.

Certain devices are purchased from third parties for sale by Spacelabs Medical, including computers, peripheral accessories and remote displays. The Company also purchases subassemblies, such as display screens and printer mechanisms, and other materials and component parts used by Spacelabs Medical in the manufacture of its products. Many of these are available from multiple supply sources. Spacelabs Medical does depend, however, on certain single-source vendors for some important component parts. While any of these single-source items could be replaced over time, abrupt disruption in the supply of a single-source part could have a material adverse effect on the Company's manufacturing production of the products relying on such items. In addition, component parts of certain of the Company's products are manufactured in Taiwan, a country that has periodically experienced political pressure from other countries, which could delay or disrupt the supply of these component parts. Spacelabs Medical cannot predict whether there is a substantial likelihood of abrupt disruption in the supply of any of these items. However, it has taken steps to mitigate the effect of disruption in the supply of some items by either maintaining an inventory of certain critical components or locating another source of certain parts that would be available in the event of an interruption of supply.

SALES AND MARKETING

Spacelabs Medical's hospital products are marketed in the United States primarily through its own direct sales organization. The Company's direct field sales force consists of sales personnel and clinical application specialists located throughout the United States. Products sold into the primary care market are sold through dealerships supported by a direct sales organization. Spacelabs Medical frequently contracts for the sale of its products with hospital buying groups, proprietary hospital chains and US government agencies. These "corporate accounts" can generate multimillion dollar contracts, and the Company believes that the loss of a major contract could have a material adverse effect on its operations.

Spacelabs Medical markets its products in over 100 countries through a combination of direct sales organizations and independent distributors. International sales, service and sales administration activities are managed from the Company's corporate offices and through subsidiary offices located in Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Singapore, Spain, Sweden, Taiwan and the United Kingdom. International sales are broadly distributed worldwide so that disruption of distribution in any single foreign market would not have a major effect on Spacelabs Medical's total annual revenue. Sales to foreign customers including export sales accounted for approximately 34.2% of Spacelabs Medical's revenue in 1997. See Note 17 of "Notes to Consolidated Financial Statements."

In addition to direct and distributor sales to end users, Spacelabs Medical also sells its ABP monitors, Holter recorders, noninvasive blood pressure products and other products and components for distribution by other medical products companies.

Spacelabs Medical's marketing efforts include the development of relationships with current and prospective customers, participation in annual professional meetings for clinicians and hospitals, advertisement in trade journals, direct mail and telephone marketing.

CUSTOMER SUPPORT AND WARRANTY

Spacelabs Medical warrants most of its new products (exclusive of software) for all parts and labor generally for the earlier of 14 months from the date of original delivery or 12 months from first on-line operation. Under the terms of the warranty, the customer is assured of service and parts so that the equipment will operate in accordance with specifications. Spacelabs Medical warrants that software will perform in accordance with specifications at the delivery date and up to five months thereafter if the customer gives notice of any nonconformance. Spacelabs Medical offers a variety of post-warranty service agreements that permit customers to contract for the level of equipment maintenance they require. In addition, Spacelabs Medical offers specific software support agreements, reflecting the growing use in Spacelabs Medical's products of software that can be updated. Service is provided at rates competitive with those offered by Spacelabs Medical's competitors. Software licenses for Intesys products generally have a shorter warranty period and require software support agreements. Burdick new products are warranted, inclusive of software, for all parts and labor during the warranty term, which may be one year, three years or five years, depending upon the product. Burdick will repair or replace equipment during the warranty period to ensure that the equipment will operate according to its specifications. In addition to Burdick's service representatives, authorized Burdick dealers maintain the equipment that they sell and provide on-site field service whenever it is practical. Such dealers participate in ongoing technical certification programs to ensure their technical expertise. The Company's warranty costs are reflected in cost of sales in its Consolidated Financial Statements.

Customers receive installation, technical training, clinical in-service and documentation support appropriate for the product type. In the United States, Spacelabs Medical's direct service force provides 24-hour-a-day, 7-day-a-week technical phone support with its software support agreements and, when needed, on-site repair. Internationally, Spacelabs Medical provides service either through a direct organization or through distributors or third-party organizations.

Spacelabs Medical believes that its customer service and support are an integral part of its competitive strategy. Service capability, availability and responsiveness play an important role in marketing and selling medical equipment and systems, particularly as the technological complexity of the products increases. Nevertheless, many hospitals use their own biomedical engineering departments to service monitoring equipment after the warranty period expires. Unlike some other areas of medical electronics, monitoring manufacturers cannot depend on significant conversion to service contracts after the warranty period.

The Company has conducted a review of its current products and new products that have been sold and shipped since December 31, 1992, to confirm whether the Year 2000 will cause products to fail or create erroneous results ("Year 2000 Compliance"). The Company believes that all products sold and shipped since December 31, 1992, are either currently Year 2000 Compliant or will be capable of attaining Year 2000 Compliance by means of product updates and/or upgrades that the Company plans to complete and commercially offer to customers before December 31, 1999. The Company has not assessed the potential Year 2000 Compliance expense and related potential effect on the Company's earnings, if any, in the event such plans are not achieved. The Company has identified certain older products sold or shipped before December 31, 1992, that will no longer be supported by the Company by the Year 2000. These products will require either a manual resetting of the date by the customer or an additional purchase by the customer to become Year 2000 Compliant. The Company has not evaluated the Year 2000 Compliance status of other products shipped before December 31, 1992. The Company cannot determine whether or to what extent any of the products shipped before December 31, 1992, will be in service as of the Year 2000.

COMPETITION

The worldwide markets for patient monitoring, diagnostic cardiology and CIS are intensely competitive. Spacelabs Medical faces competition from many US and international companies, some of which have far greater financial, marketing, service, technical and research and development resources than those of the Company. Within the critical care patient monitoring markets, Hewlett-Packard Company's

Medical Products Group ("HP") is Spacelabs Medical's primary worldwide competitor. Other critical care monitoring competitors include Marquette Electronics, Inc. ("Marquette"), Nihon Kohden Corporation and Siemens AG. Monitoring competitors in niche markets include Datascope Corporation, Datex Medical Instrumentation, Inc., Medical Data Electronics and Protocol Systems, Inc., plus many other small companies in countries outside the United States. The primary competitors in the diagnostic cardiology markets are Marquette, HP, Quinton, Zimed, Schiller, Mortara and a number of smaller niche companies. Spacelabs Medical faces competition in CIS from HP and Marquette as well as from a number of small niche vendors both in the United States and in other countries and from hospital information system vendors such as HBO & Co., Shared Medical Systems, Meditech and Cerner. Alliances and other cooperative arrangements among competitors and/or other third parties are becoming more common. This may increase competitive pressures.

Spacelabs Medical believes that the principal competitive factors in the market for critical care patient monitoring, diagnostic cardiology and CIS products are clinical utility, system technology, life-cycle cost-benefits and customer support and service. Price has become an increasingly important competitive factor, and at times the decisive factor, as hospitals come under increasing pressure to forego added features in exchange for lower prices. Spacelabs Medical also believes that the size of a particular manufacturer's installed base is a competitive factor. In terms of acquisition costs, installation and user training, hospitals make a long-term commitment when selecting a monitoring or clinical information system. This factor tends to limit competition based on changes in technology since hospitals cannot readily replace individual system components with those from another manufacturer. Instead, hospitals will look to their supplier for upgrades and, if not forthcoming, wait to replace the whole system at the end of its useful life, typically seven or more years. Spacelabs Medical believes that it competes favorably with respect to each of these competitive factors.

PATENTS, TRADEMARKS AND LICENSES

Spacelabs Medical has obtained patents in the United States and other countries on certain technology incorporated in its products and has applied for additional patents that are presently pending. Spacelabs Medical has also sought federal registration for certain trademarks under which products are sold. There can be no assurance that any Spacelabs Medical patents are valid and enforceable, that additional patents will be issued, that the Company's patents will provide a competitive advantage or that trademark protection will be granted and maintained. Spacelabs Medical believes, however, that no one of its patents or trademarks is material to its products or business as currently conducted.

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

The Company's competitors, like companies in many high-technology businesses, routinely review the products of others for possible conflict with their own patent rights. Although Spacelabs Medical has from time to time received notices of claims from others alleging patent infringement, Spacelabs Medical believes that there are no pending patent infringement claims that might have a material effect on the business of the Company. There can be no assurance that Spacelabs Medical or its licensers or suppliers will not be subject to additional claims of patent infringement or that any claim will not require that Spacelabs Medical pay substantial damages or delete certain features from its products or both. Furthermore, it is possible that claims will be made by others that the Company is infringing the trademark rights or copyrights of third parties, although the Company is not currently aware of such claims.

GOVERNMENTAL REGULATION

The Company's medical products are subject to extensive regulation by numerous governmental authorities, principally the US Food and Drug Administration (the "FDA") and corresponding state and foreign agencies, and to various US and foreign electrical safety standards. Spacelabs Medical's manufacturing facility and the manufacture of its products are subject to FDA regulations regarding registration of manufacturing facilities, compliance with the FDA's Quality System Regulations and reporting of adverse events. Spacelabs Medical is also subject to periodic on-site inspection for compliance with such regulations. The FDA also has broad regulatory powers with respect to pre-clinical and clinical testing of new medical products and the manufacturing, marketing and advertising of medical products. Spacelabs Medical believes that there is a trend toward increased regulation of device manufacturers by the FDA. For example, there has been an increase in enforcement activity in manufacturing plant inspections and related areas.

The FDA requires that all medical devices introduced to the market be preceded by either a pre-market notification clearance order under section 510(k) of the Food, Drug and Cosmetic Act or an approved pre-market approval application. A 510(k) pre-market notification clearance order indicates FDA agreement with an applicant's determination that the product for which clearance has been sought is substantially equivalent to another legally marketed medical device. An approved pre-market approval application indicates that the FDA has determined that the device has been proven, through the submission of clinical trial data and manufacturing quality assurance information, to be safe and effective for its labeled indications. The process of obtaining 510(k) clearance typically takes an average of between three to six months, but can take substantially longer; the pre-market approval application review process typically lasts more than a year. To date, all Spacelabs Medical products subject to such pre-market regulation have required only 510(k) clearance.

Software used in medical devices, such as Spacelabs Medical's patient monitors, is reviewed by the FDA in connection with the agency's clearance of the pre-market notification for the related device. Computer health information system or stand-alone software may also be subject to FDA regulations. A draft policy issued by the FDA in 1989 has been the applicable guidance for the regulation of computer products intended to affect the diagnosis or treatment of patients. The 1989 draft policy exempts certain software from regulation on the basis of "competent human intervention" occurring with the use of the software before any impact on human health would occur. The FDA is considering a revised policy, which is expected to eliminate this exemption and to base the level of regulation on the level of risk imposed by the product. It is not clear what impact such regulatory policies, if adopted, will have on clinical information systems or other medical software offered by the Company.

Spacelabs Medical is also subject to regulation in the foreign countries in which it markets its products. Certain foreign regulatory agencies establish product standards different from those in the United States. Spacelabs Medical's Redmond, Washington and Milton, Wisconsin operations are currently certified to both the International Organization for Standardization's ("ISO") highest standard, ISO 9001, and to the requirements of the European Medical Device Directive 93/42 EEC ("MDD"). The MDD certification allows the Company to self-certify that newly manufactured products conform to the European Community quality standards, as shown by a "CE" mark placed on the product.

Spacelabs Medical believes that it is in material compliance with all applicable federal, state and foreign regulations regarding the manufacture and sale of its products. Such regulations and their enforcement are, however, constantly undergoing change, and Spacelabs Medical cannot predict what effect, if any, such change may have on its business. Approvals may be withdrawn for failure to comply with regulatory standards or due to the occurrence of unforeseen problems. Failure to comply with FDA regulations could result in warning letters, product approval delays or other sanctions being imposed, including restrictions on the marketing or the recall of the Company's products, injunction or civil penalties. Delays in the receipt of or failure to receive necessary regulatory approvals or the loss of existing approvals could have a material adverse effect on Spacelabs Medical. Spacelabs Medical believes that its products substantially comply with all applicable electrical safety and environmental standards, such as those of Underwriters Laboratories and IEC 601.

Environmental. Spacelabs Medical is subject to federal, state and local provisions regulating the discharge of materials into the environment or otherwise for the protection of the environment. Spacelabs Medical believes it is in material compliance with all such laws and regulations. Federal, state and local governments are becoming increasingly sensitive to environmental issues, and Spacelabs Medical cannot predict what impact future environmental regulations may have on its operations.

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

Spacelabs Medical's diagnostic cardiology products are used by healthcare providers on both an in-and outpatient basis. Providers seek reimbursement from third-party payors in the United States, principally Medicare, Medicaid and private health insurance plans. Such reimbursement for diagnostic tests is subject to the regulations and policies of government agencies and other third-party payors. These third-party payors worldwide, including government agencies, are under increasing pressure to contain medical costs.

Limits on reimbursement or other cost-containment measures imposed by third-party payors or foreign health authorities may adversely affect the financial condition and ability of hospitals and others to purchase products, such as Spacelabs Medical's principal products, by reducing funds available for capital expenditures or otherwise.

EMPLOYEES

As of February 6, 1998, Spacelabs Medical had approximately 1,600 full-time employees. None of Spacelabs Medical's US employees are covered by collective bargaining agreements, and the Company considers its employee relations to be satisfactory worldwide.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Spacelabs Medical's products are marketed internationally through its subsidiaries and independent distributors, with principal subsidiaries located in Europe, Canada, Australia and Asia. The financial performance of the Company's international operations for 1997, 1996 and 1995 are summarized in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Revenue" and Note 17 of "Notes to Consolidated Financial Statements."

                               ITEM 2. PROPERTIES

Spacelabs Medical's corporate offices are at 15220 NE 40th Street, Redmond, Washington 98052 in 400,300 square-feet of office and manufacturing space owned by the Company. The Company's patient monitoring and CIS products are designed and manufactured at this location. The Burdick product line is designed and manufactured in a 108,000 square-foot leased facility in Milton, Wisconsin. The fetal monitoring product line is manufactured in a 16,000 square-foot leased facility in Hamden, Connecticut. The Company believes that its facilities are adequate to meet its capacity requirements.

                           ITEM 3. LEGAL PROCEEDINGS

Spacelabs Medical is subject to various product liability and other proceedings that arise in the ordinary course of its business. While the outcome of these proceedings cannot be predicted with certainty, Spacelabs Medical believes that none of such proceedings, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or financial statements.

Spacelabs Medical maintains insurance coverage that it believes is appropriate to its business and that is typical of similarly situated companies. There can be no assurance that Spacelabs Medical's current insurance coverage will prove adequate or that the amount or type of coverage available to the Company will remain available on a cost-effective basis.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding the executive officers of Spacelabs Medical:

Carl A. Lombardi, 54            Chairman of the Board and Chief Executive Officer of
                                Spacelabs Medical since 1992; Group Vice President of
                                Westmark from 1987 through 1992; President of Spacelabs
                                Medical since 1981.

Ronald R. Bromfield, 45         Senior Vice President and General Manager of US Monitoring,
                                Spacelabs Medical since 1997; President and Chief Executive
                                Officer of Cardiotronics Systems, Inc. from 1993 through
                                1996.

Eugene V. DeFelice, 39          Vice President, General Counsel and Secretary of Spacelabs
                                Medical since 1997; General Counsel and Secretary of
                                Spacelabs Medical since 1996; General Counsel and Member of the Board of Huntleigh Healthcare, Inc. in 1995; Assistant
                                General Counsel, Division of Hoffmann-LaRoche from 1986 to
                                1994.

George P. Messina, 47           Senior Vice President of Spacelabs Medical since 1997; Chief
                                Executive Officer of Burdick, Inc. since 1992.

T.R. Miskimon, 48               Vice President, International of Spacelabs Medical since 1992;
                                Senior Vice President, International of Spacelabs Medical since
                                1998.

Glenn W. Pelikan, 63            Vice President, Advanced Product Development of Spacelabs
                                Medical since 1986.

James A. Richman, 51            Vice President and acting Chief Financial Officer of
                                Spacelabs Medical since 1995; Corporate Controller of
                                Spacelabs Medical since 1992.

Michael R. Stringer, 54         Vice President and General Manager of Specialty Products,
                                Spacelabs Medical since 1997; Vice President of Sales,
                                Medical Division of Stryker Corporation from 1994 through
                                1995; Vice President, Sales and Marketing of Hamilton
                                Scientific, Inc. from 1989 through 1994.

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

                                                               Quarter ended
-----------------------------------------------------------------------------------------------
                                             March        June        September        December
-----------------------------------------------------------------------------------------------
1997
  High                                        $23 1/2     $24 3/4        $26             $22 3/8
  Low                                          19 1/2      19 3/4         21 1/4          18
-----------------------------------------------------------------------------------------------
1996
  High                                        $29         $24 1/2        $23 1/2         $22 1/4
  Low                                          22 1/2      22 1/4         20              19
-----------------------------------------------------------------------------------------------

Holders. The approximate number of holders of record of Spacelabs Medical common stock, as recorded on the books of Spacelabs Medical's Registrar and Transfer Agent as of February 6, 1998, was 6,621.

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

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included in this Form 10-K.

(dollars in thousands, except per share data)
--------------------------------------------------------------------------------------------------
                                              1997        1996        1995        1994        1993
--------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED
  Revenue                                 $265,279    $247,953    $252,912    $247,198    $248,659
  Gross margin                             131,354     124,871     129,416     128,052     129,739

  Gross margin as a percent of revenue        49.5%       50.4%       51.2%       51.8%       52.2%

  Selling, general and administrative       79,475      74,189      70,587      68,513      70,011
  Research and development                  31,614      28,293      30,076      30,494      30,579
  Acquired in-process research &
     development                            33,967       8,797          --          --          --
  Restructuring of operations                  911       7,126       2,290       3,700          --
  Income (loss) before income taxes        (16,080)      8,074      29,745      28,865      30,880
  Net income (loss)                        (20,398)      2,562      18,631      18,063      19,174

  Net income (loss) as a percent of
     revenue                                  (7.7%)       1.0%        7.4%        7.3%        7.7%

  Basic net income (loss) per share(1)      $(2.13)      $0.25       $1.77       $1.71       $1.74

  Diluted net income (loss) per share(1)    $(2.13)      $0.25       $1.73       $1.68       $1.71
--------------------------------------------------------------------------------------------------
AT YEAR-END
  Receivables                             $ 70,961    $ 63,004    $ 59,292    $ 46,948    $ 43,189
  Inventories                               59,779      56,114      55,912      60,097      48,717
  Working capital                          120,647     131,728     155,122     143,692     134,732
  Total assets                             290,192     257,445     254,433     234,054     219,117
  Long-term obligations                     66,846      13,500      14,250      11,200      11,900
  Shareholders' equity                     164,869     196,348     204,069     185,354     170,967

  Book value per share(2)                   $17.42      $19.97      $19.39      $17.58      $15.98
--------------------------------------------------------------------------------------------------

(1) Basic net income (loss) per share is based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the weighted average number of common shares and dilutive potential common shares outstanding.

(2) Book value per share is based on the number of common shares outstanding as of year-end.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

Product and Market Expansion

During 1997 the Company expanded its product line and markets served for both medical devices and information systems. Through the acquisition of Advanced Medical Systems, Inc. ("AMS") it added fetal monitoring and a labor and delivery information system. The Company added a line of diagnostic cardiology products and a cardiology information management system through the acquisition of Burdick, Inc. ("Burdick"). With the Burdick acquisition Spacelabs Medical's sales and marketing presence was extended to the physician practice market. The Company also introduced an emergency department information system. A number of major new products were introduced for healthcare enterprise-wide application including a clinical data repository and master patient index acquired in connection with the acquisition of Ameritech Knowledge Data, Inc. ("AKD") and a resource scheduling system through an investment in Tempus Software, Inc. ("Tempus").

US Medical Devices Market

The US healthcare delivery system continues to evolve in reaction to the pressures of healthcare reform. Changes in the fundamental economics of healthcare delivery, restructuring and consolidation among providers and a corresponding increase in competitive pressures among vendors since 1992 contributed to declining US revenue through 1996. In reaction to this restructuring and consolidation, customers' capital expenditures are being reevaluated and reprioritized to respond to the needs of these newly formed organizations. Though this pressure continues to hinder the vitality of the market, the addition of new product lines and the Company's entry into new markets during 1997 resulted in an overall growth of 5.5% over 1996. Though the market for the medical devices sold by the Company is affected by advances in technology, it remains primarily a replacement market driven by a provider's decision to replace older or obsolete equipment. As a result, healthcare providers have discretion in the timing of their equipment purchases and can delay or postpone their purchases. In this market, competition for business is intense, creating continued pricing pressure. These factors contribute to uncertainty in revenue projections both on a quarterly and an annual basis.

International Medical Devices Market

International markets continue to be highly competitive and are characterized by strong pricing pressures. Some areas of the world, such as selected Western European countries, have implemented healthcare cost containment initiatives. Other areas such as certain Latin American countries appear to be interested in upgrading their healthcare systems. The Company's sales of its core products continued to grow over the year, and when combined with the addition of the new product lines and the Company's entry into new markets, the overall growth rate was 10.0% over 1996. The combination of political, economic and healthcare delivery policies and the Company's tactical sales approach can strongly influence the market for capital equipment and the Company's performance in any country or region in any given year. During 1997, international revenue was negatively impacted by unfavorable foreign currency exchange rates during all four quarters and by the economic and political situation in parts of Asia that intensified during the last half of the year. The effects of worldwide political and economic dynamics including currency exchange rates are not in the control of the Company and, therefore, the impact on the Company's performance and financial statements cannot be predicted.

Intesys Clinical Information Systems

The market for Clinical Information Systems ("CIS") remains in the early stages of development. The impact of managed care and the subsequent restructuring that has occurred among providers has delayed and postponed purchases of these products as healthcare providers grapple with the problem of rethinking their information systems strategies to support the business and patient management needs of their organization in the environment of healthcare reform. Because the market is emerging and the healthcare delivery system remains in a period of transition it is difficult to predict the rate of growth of the market and, therefore, the Company's ability to produce revenue from this product line. Despite these difficulties, the Company did exceed its revenue objective in 1997 from the sales of Intesys products. The Company believes that changes in the healthcare environment will create incentives to optimize process efficiencies, control costs and increase the quality of patient care and, consequently, create increased demand for these products. Automation of data collection, analysis and distribution can play an important role in realizing such efficiencies and increasing the quality of care that healthcare providers deliver.

REVENUE
--------------------------------------------------------------------------------

     (dollars in millions)           1997         Change         1996         Change         1995
--------------------------------------------------------------------------------------------------

Revenue                             $265.3         7.0%         $248.0        (2.0%)        $252.9
--------------------------------------------------------------------------------------------------

Revenue for 1997 was $265.3 million, up from $248.0 million in 1996, representing a 7.0% growth rate that approximates the contribution from the consolidation of 18 weeks of diagnostic cardiology product line acquired with Burdick. In 1996, revenue decreased 2.0% from $252.9 million in 1995.

The Company's 1997 US revenue increased by 5.5% from its 1996 level, which followed a 6.7% decrease from 1995. In 1997, US revenue grew due to the addition of the diagnostic cardiology product line and a strong sales performance by Intesys healthcare information system products while US revenue from patient monitoring products declined. The market for patient monitoring equipment continues to be weak as a result of changes in the US healthcare delivery system. At this time, management sees no identifiable factor in the environment that would definitively signal an end to this trend.

International revenue, including export sales, grew by 10.0% to $90.7 million in 1997 from $82.5 million in 1996. 1996 revenue grew 9.1% over 1995. International revenue was 34.2% of total revenue in 1997 compared with 33.3% in 1996 and 29.9% in 1995. Growth in international revenue in 1997 was a result of continued penetration of international markets and the addition of the diagnostic cardiology line. Unfavorable foreign currency exchange rates and deteriorating economic conditions in Asia negatively impacted growth of international revenue. The unfavorable exchange rates in 1997 accounted for the loss of over 3 percentage points of growth as compared to 1996 in constant currency.

The Company continues to anticipate increasing quarterly revenue volatility as a greater portion of its worldwide sales are generated from international and Burdick operations and as the sales cycle becomes longer in the United States. In international markets there is a higher degree of uncertainty in the timing of orders resulting from the need for governmental approvals, more complex financing arrangements and the instability in economic and political climates in some parts of the world. With the changes in the US healthcare delivery system, sales cycles have become longer and more complex resulting in less predictability of order timing. Once the purchases are finalized, customers require more rapid delivery of their orders. These dynamics combined with the fact that Burdick products are shipped upon order to their distributors has reduced the Company's overall time between order and shipment such that more orders are being shipped in the same quarter in which they are ordered. As of December 26, 1997, the Company had approximately $44.8 million of backlog orders believed to be firm, compared to $53.8 million on December 27, 1996. Of the $44.8 million it is estimated that approximately 15% will not ship within the next 12 months. The decline in backlog is due in part to the reduced order to delivery times described above. In addition, the unfavorable currency exchange rate situation that was sustained over all four quarters of 1997 negatively impacted the valuation of ending year backlog when compared to the previous year. Backlog is subject to seasonal variation and historically has been greater in the fourth fiscal quarter of the past three years.

GROSS MARGIN
--------------------------------------------------------------------------------------------
(dollars in millions)           1997        Change          1996        Change          1995
--------------------------------------------------------------------------------------------
Gross margin                  $131.4         5.2%         $124.9        (3.5%)        $129.4
As a % of revenue               49.5%                       50.4%                       51.2%
--------------------------------------------------------------------------------------------

Gross margin as a percentage of revenue was 49.5% in 1997, compared to 50.4% in 1996 and 51.2% in 1995. The 1997 reduction in gross margin percent resulted in part from the partial year consolidation of Burdick. Gross margins on Burdick products are generally lower than the Company's historic margins because Burdick products are sold primarily through distributors. Products are sold to distributors at a lower price than to end users because distributors have primary responsibility for the sales effort. In addition, worldwide pricing pressures as well as foreign exchange rates continued to negatively influence margins. Improved efficiency from the consolidation of manufacturing operations to the facility in Redmond, Washington in 1996 and the incorporation of the higher margin information systems sales partially offset the reduction of the consolidated gross margin. Reduction of 1996 gross margin percent from 1995 was caused principally by worldwide product pricing pressures attributable to increased competition and changes in the healthcare environment. The Company believes that pressure on gross margin from aggressive worldwide competitive pricing will continue.

OPERATING EXPENSES
----------------------------------------------------------------------------------------------
(dollars in millions)                   1997       Change        1996       Change        1995
----------------------------------------------------------------------------------------------
Selling, general and administrative    $79.5        7.1%        $74.2        5.1%        $70.6
As a % of revenue                       30.0%                    29.9%                    27.9%
----------------------------------------------------------------------------------------------
Research and development               $31.6       11.7%        $28.3       (5.9%)       $30.1
As a % of revenue                       11.9%                    11.4%                    11.9%
----------------------------------------------------------------------------------------------
In-process research & development      $34.0       286.1%       $ 8.8          --         --
As a % of revenue                       12.8%                     3.5%                    --
----------------------------------------------------------------------------------------------
Restructuring of operations            $ 0.9       (87.2%)      $ 7.1       211.2%       $ 2.3
As a % of revenue                        0.3%                     2.9%                     0.9%
----------------------------------------------------------------------------------------------

Selling, general and administrative expenses increased 7.1% to $79.5 million in 1997 from $74.2 million in 1996. This increase resulted from the combined impact of investment in worldwide sales and marketing relating to the strategic acquisitions identified in the overview section above, as well as the ongoing Intesys and international operations. As a percentage of revenue, these expenses remained approximately the same at 30.0% in 1997 compared to 29.9% in 1996. In 1996, selling, general and administrative expenses of $74.2 million represented an increase of 5.1% from $70.6 million in 1995. The increase was attributable to international expansion and greater investment in Intesys sales and marketing efforts.

Research and development costs in 1997 increased to $31.6 million from $28.3 million in 1996. The increase reflects the consolidation of Burdick and AKD operations. In 1996, research and development costs declined $1.8 million from 1995 to $28.3 million as a result of efforts to contain overall costs. As a percentage of revenue, research and development expenditures were 11.9% and 11.4% in 1997 and 1996, respectively, and were roughly consistent with historic levels. As indicated in the past, as the Company continues to invest in clinical information systems products, and transitions to become more of a software development company, which typically invest greater amounts in research and development, there may be some upward movement in these expenditures.

In 1997, the Company acquired in-process research and development in the amount of $34.0 million, compared to $8.8 million in 1996. The 1997 expenditure consisted of $21.4 million, $6.6 million and $6.0 million relating to the acquisitions of Burdick, AMS and AKD, respectively. The 1996 expenditure related to the acquisitions of JRS Clinical Technologies, Inc. and an investment with DSA Systems, Inc. At the time of the acquisitions, the associated in-process research and development had not demonstrated technological feasibility and had no alternative future use. Therefore, these expenditures were recognized as a period expense in accordance with Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4.

In 1997, the Company incurred a restructuring charge of $0.9 million to eliminate certain duplicative activities associated with the Burdick acquisition. In 1996 and 1995, the Company also incurred restructuring charges of $7.1 million and $2.3 million, respectively, associated with the relocation of its Chatsworth, California and Hillsboro, Oregon manufacturing operations to its Redmond, Washington facility.

OTHER INCOME (EXPENSE)

---------------------------------------------------------------------------------------------------
                  (dollars in millions)                     1997             1996             1995
---------------------------------------------------------------------------------------------------

Interest income                                             $ 1.4            $ 2.4            $ 3.8
---------------------------------------------------------------------------------------------------

Interest expense                                            $(2.3)           $(0.6)           $(0.5)
---------------------------------------------------------------------------------------------------

Other expense, net                                          $(0.6)           $(0.2)            --
---------------------------------------------------------------------------------------------------

Interest income in 1997 totaled $1.4 million compared to $2.4 million in 1996 and $3.8 million in 1995. The decrease in interest income for both years was primarily a result of a reduction in cash available for investment.

Interest expense in 1997 increased to $2.3 million from $0.6 million in 1996 and $0.5 million in 1995. The increase in interest expense in 1997 was principally due to the additional interest on the new loan used to finance the acquisition of Burdick and the capitalization of interest expense in 1996 of $0.4 million related to the Company's Redmond, Washington facility.

Other expense included a loss from foreign currency fluctuations of $709,000 and $236,000 in 1997 and 1996, respectively, and a gain of $59,000 in 1995. The increase in foreign currency loss in 1997 was a result of the strengthening of the US dollar against the currencies of the Company's foreign operations.

TAXES AND NET INCOME

---------------------------------------------------------------------------------------------------
      (dollars in millions, except per share data)         1997              1996             1995
---------------------------------------------------------------------------------------------------

Income taxes                                              $   4.3            $ 5.5            $11.1

Effective tax rate                                          --(1)             --(1)           37.4%

Net income (loss)                                         $(20.4)            $ 2.6            $18.6

Diluted net income (loss) per share(2)                    $ (2.13)           $0.25            $1.73

--------------------------------------------------------------------------------
(1) The effective tax rates for both 1997 and 1996 were not meaningful due to the nondeductibility of the acquired in-process research and development charges, with the exception of those charges relating to the AKD acquisition. Excluding the impact of the in-process research and development, the effective tax rates for 1997, 1996 and 1995 were 36.7%, 37.4% and 37.4%, respectively. This reflects the mix of federal, state and foreign tax rates.

(2) Per share data is based on the weighted average common shares and dilutive potential common shares outstanding for the Company.

During 1997, the Company reported a net loss of $20.4 million compared to net income of $2.6 million in 1996. The loss in 1997 was a result of the significant in-process research and development charges associated with acquisitions. Excluding acquisition and restructuring charges identified previously, net income was $11.9 million in 1997, $15.0 million in 1996, and $20.1 million in 1995, or $1.23, $1.46 and $1.86 per share in 1997,
1996 and 1995, respectively.

Net income exclusive of acquisition and restructuring expenses is not a generally accepted accounting principle ("GAAP") measure, and investors should not rely on it as a substitute for GAAP measures. Because acquisition and restructuring expenses are fundamentally different in nature from ongoing expenses from operations, management believes that a measure of net income excluding these expenses is meaningful and useful to investors as it provides an alternative basis with which management and investors can assess the profitability of the Company's core operations.

CAPITAL RESOURCES AND LIQUIDITY

--------------------------------------------------------------------------------------
(dollars in millions)                                          1997              1996
--------------------------------------------------------------------------------------
Cash and short-term investments                               $ 12.9            $ 32.1
Marketable securities                                           10.9                --
Working capital                                                120.6             131.7
Long-term obligations                                           66.8              13.5
--------------------------------------------------------------------------------------

Cash, Short Term Investments and Marketable Securities

The Company's combined cash and short-term investments were $12.9 million as of December 26, 1997. The short-term investment portfolio is invested among diversified security types and issuers, and it does not include any derivative products.

The Company holds an investment in Physio Control International Corporation common stock in the amount of 705,952 shares. Restrictions on the sale of these shares lapsed in April 1997, and these shares are available to be converted to cash if the Company so elects. Accordingly, this investment has been reclassified from other long-term assets in 1996 to marketable equity securities in 1997.

Working Capital

As a result of the Burdick acquisition, accounts receivable, inventories, deferred income taxes and accrued liabilities significantly increased in 1997 compared to 1996. The increase to accrued liabilities includes $4.2 million associated with plans to restructure certain activities of Burdick. The overall impact of the acquisition on working capital was an increase of approximately $5.4 million.

At December 26, 1997, the Company's working capital was $120.6 million as compared to $131.7 million at December 27, 1996, reflecting the decline in cash balances that related to the repurchase of treasury shares and various acquisitions and investment activities.

Cash Provided (Used) by Operating Activities

During 1997, the Company used $12.8 million in cash from operations, including cash paid to acquire in-process research and development of $28.0 million. Excluding these expenditures, the Company generated $15.2 million in 1997 compared to $23.8 million in 1996. This decrease of $10.8 million resulted primarily from decreases in accounts payable and accrued expenses, an increase in accounts receivable and the decline in net income as identified above. The decrease in accounts payable resulted primarily from changes in the timing of payments for various liabilities incurred in 1997 and the reduction of accrued expenses relating to the restructuring of manufacturing operations. The increase in receivables is primarily attributable to the growth in international sales, which is characterized by longer collection cycles.

Investing Activities

The Company invested $9.6 million in property, plant and equipment in 1997, $18.3 million in 1996 and $17.2 million in 1995. Included in additions to property, plant and equipment were construction costs of $8.1 million and $9.5 million in 1996 and 1995, respectively. The construction costs were incurred for development of the manufacturing building in Redmond, Washington.

Other significant investment activities during 1997 included $60.2 million, of which $28.0 million was charged to expense as acquired in-process research and development, for the acquisitions of Burdick, AMS and AKD. In addition, $5.6 million was invested in Tempus and Bunnell.

Financing Activities

Significant uses of cash during 1997 included $10.7 million related to the Company's stock repurchase programs authorized by the Board of Directors in November 1995 and February 1997. Under the share repurchase program, 976,600 shares remained available for repurchase at December 26, 1997. Shares acquired under the repurchase program are being used to service the Company's various employee benefit plans and may be used for other purposes the Company deems appropriate.

In 1997, in conjunction with the acquisition of Burdick, the Company entered into a new long-term loan agreement with its primary lender. The new loan commitment provides a maximum balance of $65.0 million. The outstanding balance may vary in amount during the first three years over which time no repayments are required. The balance outstanding at the end of three years will be repayable on a straight-line basis over the next five years. As of December 26, 1997, the outstanding balance of this additional loan was $52.0 million. The loan bears interest at margins over LIBOR. The Company continues to make monthly payments of $62,500 on the preexisting long-term debt of $13.5 million, which is due in total in December 2002. This debt also bears interest at a margin over LIBOR. The portion of the outstanding balances on the instruments totaling $30.0 million and $13.5 million have been swapped for fixed rates of 6.66% and 7.07%, respectively. In addition to these two loans, the Company has available $11.0 million of domestic lines of credit as well as several small credit lines to meet the operating requirements of its international subsidiaries.

Future Cash and Liquidity

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

With respect to the Company's suppliers, service providers and internal systems (e.g., manufacturing, administrative, management information systems and financial) the Company has not yet fully assessed the potential Year 2000 Compliance expense and related potential effect on the Company's earnings, if any. The Company has initiated a review of its major internal information systems and has recently purchased information systems, in the normal course of business, to replace two obsolete systems. The Company believes that the majority of the implementation of these two systems will occur in 1998 and will be completed in 1999.

FOREIGN CURRENCY

Substantially all of the revenue and operating expenses of the Company's foreign subsidiaries are denominated in local currencies and translated into US dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation primarily impacts revenue and operating expenses as a result of foreign exchange rate fluctuations.

The Company's foreign currency transaction risk is primarily limited to amounts receivable from its foreign subsidiaries, which are denominated in local currencies and totaled $8.0 million at December 26, 1997, $11.9 million at December 27, 1996, and $8.5 million in December 29, 1995. The Company recognizes foreign exchange gains and losses to the extent foreign exchange rates fluctuate between the period the amounts receivable are first recorded and when they are settled. To minimize foreign currency transaction risk, the Company ensures that its foreign subsidiaries remit amounts to the US parent in a timely manner. Foreign country short-term borrowing facilities are utilized where necessary to ensure prompt payments. The Company does not currently utilize foreign currency hedging contracts.

FORWARD-LOOKING INFORMATION

Statements that are not based on historical facts are forward-looking statements subject to uncertainties and risks including, but not limited to product and service demand and acceptance, adverse economic conditions, adverse exchange rate fluctuations and political risks, the impact of competition and pricing, capacity and supply constraints or difficulties, the failure to achieve product development objectives and other risks detailed in the Company's Securities and Exchange Commission filings.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            SPACELABS MEDICAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              December 26,         December 27,
                                                                  1997                 1996
                                                              -------------        -------------
                                                                        (in thousands)
                                             ASSETS

Current assets
  Cash and short-term investments (Note 2)..................    $ 12,934             $ 32,063
  Marketable equity securities (Note 3).....................      10,859                   --
  Trade receivables, net of allowance for doubtful accounts
     of $2,708 and $1,709, respectively.....................      70,691               63,004
  Inventories (Note 4)......................................      59,779               56,114
  Prepaid expenses..........................................       2,304                2,652
  Deferred income taxes (Note 10)...........................      22,557               20,989
                                                                --------             --------
          Total current assets..............................     179,124              174,822
                                                                --------             --------
Property, plant and equipment, net (Note 5).................      65,334               61,715
Deferred income taxes (Note 10).............................       1,495                   --
Other assets, net (Notes 3 and 6)...........................      44,239               20,908
                                                                --------             --------
                                                                $290,192             $257,445
                                                                ========             ========
                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Short-term borrowings (Note 7)............................    $  1,314             $     15
  Current portion of long-term obligations (Note 8).........       5,507                  750
  Accounts payable and accrued expenses (Note 9)............      44,131               34,367
  Deferred revenue..........................................       4,082                3,500
  Taxes on income...........................................       3,443                4,462
                                                                --------             --------
          Total current liabilities.........................      58,477               43,094
                                                                --------             --------
Long-term obligations (Note 8)..............................      66,846               13,500
Deferred income taxes (Note 10).............................          --                4,503
Commitments and contingencies (Notes 13 and 14).............          --                   --
Shareholders' equity (Notes 11 and 13)......................     164,869              196,348
                                                                --------             --------
                                                                $290,192             $257,445
                                                                ========             ========

          See accompanying Notes to Consolidated Financial Statements.

                            SPACELABS MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended
                                                       ------------------------------------------
                                                       December 26,   December 27,   December 29,
                                                           1997           1996           1995
                                                       ------------   ------------   ------------
                                                         (in thousands, except per share data)
Revenue..............................................    $265,279       $247,953       $252,912
Cost of sales........................................     133,925        123,082        123,496
                                                         --------       --------       --------
Gross margin.........................................     131,354        124,871        129,416
                                                         --------       --------       --------

Operating expenses
  Selling, general and administrative (Note 6).......      79,475         74,189         70,587
  Research and development...........................      31,614         28,293         30,076
  Acquisition of in-process research & development
     (Note 19).......................................      33,967          8,797             --
  Restructuring of operations (Note 18)..............         911          7,126          2,290
                                                         --------       --------       --------
          Total operating expenses...................     145,967        118,405        102,953
                                                         --------       --------       --------
Income (loss) from operations........................     (14,613)         6,466         26,463
Other income (expense)
  Interest income....................................       1,435          2,407          3,807
  Interest expense (Note 8)..........................      (2,281)          (593)          (492)
  Other expense, net (Note 16).......................        (621)          (206)           (33)
                                                         --------       --------       --------
Income (loss) before income taxes (Note 10)..........     (16,080)         8,074         29,745
Income taxes (Note 10)...............................       4,318          5,512         11,114
                                                         --------       --------       --------
Net income (loss)....................................    $(20,398)      $  2,562       $ 18,631
                                                         ========       ========       ========
Basic net income (loss) per share (Note 12)..........    $  (2.13)      $   0.25       $   1.77
                                                         ========       ========       ========
Diluted net income (loss) per share (Note 12)........    $  (2.13)      $   0.25       $   1.73
                                                         ========       ========       ========
Weighted average common shares (Note 12)
  Basic..............................................       9,565         10,419         10,521
                                                         ========       ========       ========
  Diluted............................................       9,565         10,317         10,769
                                                         ========       ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                            SPACELABS MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended
                                                    --------------------------------------------
                                                    December 26,    December 27,    December 29,
                                                        1997            1996            1995
                                                    ------------    ------------    ------------
                                                                   (in thousands)
Operating activities
  Net income (loss)...............................    $(20,398)       $  2,562        $ 18,631
  Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating
     activities
     Depreciation and amortization................       9,399           8,584           8,276
     Acquired in-process research & development...       6,000           2,087              --
     Deferred income tax (benefit) provision......         212          (1,036)          1,141
     Contribution to ISSOP 401(k) plan in common
       stock......................................         706             672             844
     Changes in operating assets and liabilities
       Increase in trade receivables..............      (2,614)         (3,730)        (11,917)
       (Increase) decrease in inventories.........        (369)            (97)          2,673
       (Increase) decrease in prepaid expenses....         297            (488)            434
       Increase (decrease) in accounts payable and
          accrued expenses........................      (5,071)          6,082            (677)
       Increase in deferred revenue...............         217             577             400
       Increase (decrease) in taxes on income.....        (982)          1,665          (1,152)
     Other........................................        (165)            242             398
                                                      --------        --------        --------
Cash provided (used) by operating activities......     (12,768)         17,120          19,051
                                                      --------        --------        --------
Investing activities
  Investment in property, plant and equipment.....      (9,615)        (18,285)        (17,228)
  Proceeds from sale of investment................          --              55           2,075
  Proceeds from maturity of short-term
     investments..................................       5,206              62          54,241
  Purchase of short-term investments..............          --              --         (41,003)
  Business acquisitions, net of cash acquired, and
     equity investments...........................     (37,129)           (916)         (2,087)
  Other...........................................           5              --              16
                                                      --------        --------        --------
Cash used by investing activities.................     (41,533)        (19,084)         (3,986)
                                                      --------        --------        --------
Financing activities
  Increase (decrease) in short-term borrowings....       1,299            (235)            250
  Principal payments on long-term debt............      (3,130)           (750)        (11,900)
  Proceeds from long-term debt....................      52,000              --          15,000
  Purchase of treasury stock......................     (10,708)        (18,343)         (3,310)
  Exercise of stock options.......................       1,122             735           1,727
  Stock compensation tax benefits.................          --              60             100
                                                      --------        --------        --------
Cash provided (used) by financing activities......      40,583         (18,533)          1,867
                                                      --------        --------        --------
Effect of exchange rate changes on cash...........        (205)           (133)            (49)
                                                      --------        --------        --------
Increase (decrease) in cash and cash
  equivalents.....................................     (13,923)        (20,630)         16,883
Cash and cash equivalents at beginning of year....      25,834          46,464          29,581
                                                      --------        --------        --------
Cash and cash equivalents at end of year..........    $ 11,911        $ 25,834        $ 46,464
                                                      ========        ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                            SPACELABS MEDICAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                      Common                                                                               Total
                                      Shares   Additional  Unrealized              Unearned                  Treasury     Common
                                        Par     Paid-In      Gain on    Retained     Stock      Translation   Shares   Shareholders'
                                       Value    Capital    Investments  Earnings  Compensation  Adjustment   at Cost      Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                              (in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 30, 1994.........    $112     $ 99,884     $    0     $101,505   $(426)       $(1,201)    $(14,520)   $185,354
  Net income.......................                                       18,631                                          18,631
  Foreign currency translation
    adjustment.....................                                                                 563                      563
  Exercise of stock options........       1        1,159                                                         567       1,727
  Amortization of unearned
    compensation (Note 13).........                                                  160                                     160
  Contribution of shares to ISSOP
    401(k) plan....................                  133                                                         711         844
  Issuance of restricted shares....                    4                             (25)                         21          --
  Purchase of treasury shares......                                                                           (3,310)     (3,310)
  Forfeitures of unearned
    compensation...................                  (43)                             83                         (40)         --
  Stock compensation tax
    benefits.......................                  100                                                                     100
                                       ----     --------     ------     --------    -----         -----     --------    --------
Balance, December 29, 1995.........     113      101,237          0      120,136    (208)          (638)     (16,571)    204,069
  Net income.......................                                        2,562                                           2,562
  Foreign currency translation
    adjustment.....................                                                                 (56)                     (56)
  Unrealized gain on investment
    securities, net of tax effect
    of $3,424......................                           6,360                                                        6,360
  Exercise of stock options........                 (341)                                                      1,076         735
  Amortization of unearned
    compensation (Note 13).........                                                  289                                     289
  Contribution of shares to ISSOP
    401(k) plan....................                   61                                                         611         672
  Issuance of restricted shares....                  108                            (520)                        412          --
  Purchase of treasury shares......                                                                          (18,343)    (18,343)
  Forfeitures of unearned
    compensation...................                  (39)                            117                         (78)         --
  Stock compensation tax benefits..                   60                                                                      60
                                       ----     --------     ------     --------    -----       -------     --------    --------
Balance, December 27, 1996.........     113      101,086      6,360      122,698    (322)          (694)     (32,893)    196,348
  Net loss.........................                                      (20,398)                                        (20,398)
  Foreign currency translation
    adjustment.....................                                                              (2,645)                  (2,645)
  Unrealized gain on investment
    securities net of tax effect of
    $20............................                              32                                                           32
  Exercise of stock options........                 (191)                                                      1,313       1,122
  Amortization of unearned
    compensation (Note 13).........                                                  412                                     412
  Contribution of shares to ISSOP
    401(k) plan....................                  (59)                                                        765         706
  Issuance of restricted shares....                  (27)                           (760)                        787          --
  Purchase of treasury shares......                                                                          (10,708)    (10,708)
  Forfeitures of unearned
    compensation...................                    4                             131                        (135)         --
                                       ----     --------     ------     --------   -----        -------     --------    --------
Balance, December 26, 1997.........    $113     $100,813     $6,392     $102,300   $(539)       $(3,339)    $(40,871)   $164,869
                                       ====     ========     ======     ========   =====        =======     ========    ========

                                  Preferred      Common                                                   Preferred      Common
              1997                 Shares        Shares                             1996                   Shares        Shares
--------------------------------  ---------    ----------            -----------------------------------  ---------    ----------
Par value per share                   $1.00          $.01            Par value per share                      $1.00          $.01
Authorized shares                 6,000,000    50,000,000            Authorized shares                    6,000,000    50,000,000
Issued shares                            --    11,251,818            Issued shares                               --    11,251,568
Outstanding shares                       --     9,465,165            Outstanding shares                          --     9,830,071
Treasury shares                          --     1,786,653            Treasury shares                             --     1,421,497

          See accompanying Notes to Consolidated Financial Statements

                            SPACELABS MEDICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (dollars in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Spacelabs Medical, Inc. and its subsidiaries (the "Company"). Significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

The Company's fiscal year is the 52- or 53-week period ending on the last Friday in December. The fiscal years ended December 26, 1997, December 27, 1996 and December 29, 1995 all consisted of 52 weeks.

Operations

The Company develops, manufactures, markets and services patient monitoring, diagnostic cardiology and clinical information systems ("CIS") products for use throughout the healthcare industry. The Company's principal products are used for diagnosis, monitoring and information management across the healthcare continuum. The Company also sells the disposable and replaceable supplies to support these products.

Cash Equivalents, Short-Term Investments and Marketable Securities

All liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents.

Included in short-term investments and other assets are investment securities. The Company's marketable equity securities are classified as available-for-sale and carried at market value, with unrealized gains and losses excluded from the consolidated statements of income and reported in a separate component of shareholders' equity. Gross realized gains and losses on the sales of investment securities are determined on the specific identification method and included in other income (expense).

Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out method, or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Significant additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, gains and losses are reflected in the Consolidated Statements of Operation. Depreciation is provided for on the straight-line method over the following estimated useful lives:

Buildings.............................................  40 years
Machinery and equipment...............................  3 - 10 years

Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. The Company continually evaluates the estimated useful lives of its property, plant and equipment and from time to time makes changes to these estimates based on experience and trends in utility. During 1997, the Company changed the estimated useful lives of certain machinery and equipment that resulted in a $750 decrease in depreciation expense from that which would have been recorded under the old useful lives.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

Intangible Assets

Intangible assets, primarily representing cost in excess of net assets of businesses acquired, are amortized using the straight-line method over 5 to 40 years.

Foreign Currency

Revenue and expenses of the Company's international operations denominated in foreign currencies are translated to US dollars at average rates of exchange prevailing during the year. Assets and liabilities are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are accumulated and charged or credited to shareholders' equity. Gains and losses on foreign currency transactions are included in other income (expense).

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

Product Warranties

The Company provides currently for the estimated cost to repair or replace products sold under warranties. Such warranties for hospital equipment and CIS are generally for the earlier of 14 months from the date of original delivery or 12 months from first on-line operation. Primary care products are warranted, inclusive of software, for all parts and labor during the warranty term, which ranges from one to five years.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from these estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and short-term investments and trade accounts receivable. The Company's cash equivalents and short-term investments are diversified among security types,

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

institutional issuers and industry groups. Trade accounts receivable reflect a broad customer base both nationally and internationally.

As the Company continues to expand internationally, a greater portion of its receivables are with customers located in foreign countries. While the Company attempts to secure payments with banking instruments such as letters of credit, some export sales are transacted with credit terms, and therefore collection of receivables is affected by local economic conditions. Also, with respect to foreign export sales, collection may be more difficult in the event of default.

The Company frequently contracts for the sale of its products with hospital buying groups, proprietary hospital chains and US government agencies. These contracts can generate significant revenues and the Company believes the loss of a major contract could have an adverse effect on its operations.

The Company depends on single-source vendors for certain integral component parts. While any of these vendors could be replaced over time, abrupt disruption in the supply of a single-source part could have an adverse effect on the Company's manufacture of the products of which such items are a component. In addition, component parts of certain of the Company's products are manufactured in Asian countries that periodically experience political and economic difficulties.

Income Per Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, the Company has reported both basic and diluted net income
(loss) per common share for each period presented. Basic income per share is computed on the basis of the weighted-average number of shares outstanding for the year. Diluted income per share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method and consist of unexercised employee stock options and unvested restricted shares outstanding.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, permits a company to choose either a new fair-value-based method or the APB Opinion 25 intrinsic-value-based method of accounting for stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair-value-based method had been applied in financial statements of companies that continue to account for such arrangements under APB Opinion 25. The Company has elected to continue to record stock-based compensation using the APB Opinion 25 intrinsic-value-based method.

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of long-lived assets including property, plant and equipment, cost in excess of net assets of business acquired and other intangible assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

2. CASH AND SHORT-TERM INVESTMENTS

                                                               1997        1996
                                                              -------     -------
Cash and cash equivalents...................................  $11,911     $25,834
Debt securities issued by the US Treasury and government
  agencies..................................................    1,023       6,229
                                                              -------     -------
                                                              $12,934     $32,063
                                                              =======     =======

Debt securities, all of which are classified as available for sale at December 26, 1997, contractually mature in 2002. Actual maturities may differ from contractual maturities due to availability of secondary markets and borrowers' rights to call or prepay obligations with or without penalties.

3. MARKETABLE EQUITY SECURITIES

                                                               1997        1996
                                                              -------     -------
Physio Control International Corporation....................  $10,413     $ --
Other.......................................................      446       --
                                                              -------     -------
                                                              $10,859     $ --
                                                              =======     =======

The investment in Physio Control International Corporation represents 705,952 shares of common stock. Restrictions on the sale of these shares lapsed in April 1997 and the Company considers them to be available for sale. Accordingly, this investment has been reclassified from other long-term assets to marketable equity securities.

4. INVENTORIES

                                                               1997        1996
                                                              -------     -------
Raw materials and components................................  $16,965     $13,447
Work in progress............................................    8,516      14,604
Finished products...........................................   16,115      13,743
Demonstration equipment.....................................    5,635       3,780
Customer service parts and equipment........................   12,548      10,540
                                                              -------     -------
                                                              $59,779     $56,114
                                                              =======     =======

5. PROPERTY, PLANT AND EQUIPMENT

                                                                1997        1996
                                                              --------    --------
Land and improvements.......................................  $ 14,293    $ 14,229
Buildings...................................................    36,494      36,240
Leasehold improvements......................................     1,958       2,026
Machinery and equipment.....................................    72,201      63,202
                                                              --------    --------
                                                               124,946     115,697
Accumulated depreciation and amortization...................   (59,612)    (53,982)
                                                              --------    --------
                                                              $ 65,334    $ 61,715
                                                              ========    ========

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

6. OTHER ASSETS

                                                               1997       1996
                                                              -------    -------
Intangible assets
  Cost in excess of net assets of businesses acquired.......  $33,292    $11,789
  Other.....................................................    6,984      --
  Less accumulated amortization.............................   (5,604)    (4,744)
                                                              -------    -------
                                                               34,672      7,045
Other assets
  Investment in Physio Control International Corporation....    --         9,807
  Other, primarily investments, at cost.....................    9,567      4,056
                                                              -------    -------
                                                              $44,239    $20,908
                                                              =======    =======

Amortization of cost in excess of net assets of businesses acquired and other intangible assets was $875, $347 and $285 in 1997, 1996 and 1995, respectively, and is included in selling, general and administrative expense.

7. SHORT-TERM BORROWINGS

At December 26, 1997, the Company had available US unsecured bank lines of credit totaling $11,000. There were no balances outstanding under these agreements at December 26, 1997, or December 27, 1996. Restrictive terms of these lines of credit require, among other things, that the Company maintain specified financial ratios. The Company was in compliance with these covenants at December 26, 1997.

The Company has available for working capital purposes unsecured bank lines of credit maintained by various foreign subsidiaries. The Company had drawn $1,314 and $15 under these lines at December 26, 1997 and December 27, 1996, respectively.

8. LONG-TERM OBLIGATIONS

                                                               1997       1996
                                                              -------    -------
Unsecured bank debt originated in 1995......................  $13,500    $14,250
Unsecured bank debt originated in 1997......................   30,000      --
Unsecured revolving bank debt originated in 1997............   22,000      --
Promissory note relating to AKD acquisition.................    4,757      --
Post-retirement benefits (Note 13)..........................    2,096      --
                                                              -------    -------
Total obligations...........................................   72,353     14,250
Less current portion........................................   (5,507)      (750)
                                                              -------    -------
                                                              $66,846    $13,500
                                                              =======    =======

The $13,500 unsecured bank debt bears monthly interest payable at a margin over the one-month LIBOR (6.38% at December 26, 1997). Principal on the note is due in monthly installments of $62.5 until December 7, 2002, at which time the remaining principal amount of $9,750 is due.

During the third quarter of 1997, in conjunction with the acquisition of Burdick Inc. ("Burdick"), the Company entered into an additional long-term agreement with its primary lender. The new loan commitment consists of $30,000 in bank debt and up to $35,000 in revolving debt. Amounts remaining

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

unpaid on both the $30,000 debt and the $35,000 debt after the end of three years will be repayable on a straight-line basis over the succeeding five years. As of December 26, 1997, there is $22,000 outstanding of the $35,000 revolving debt. Interest on the $30,000 debt is payable at a margin over the three-month LIBOR (6.18% at December 26, 1997). The revolving bank debt bears interest at the primary lender's cost of funds (5.94% at December 26, 1997).

Restrictive terms of the bank debt agreements require that the Company maintain specified financial ratios and comply with certain other loan covenants. The Company was in compliance with these covenants at December 26, 1997.

To manage interest costs and risks associated with interest rate fluctuations on its long-term debt, the Company has entered into two interest rate swap agreements with its primary lender. The first of such agreements, in the notional amount equivalent to the indebtedness, effectively exchanges the variable rate on the Company's 1995 long-term debt for a fixed rate of 6.66%. The swap agreement expires in 2002. The second agreement, in the notional amount equivalent to the principal balance of the $30,000 debt, effectively exchanges the variable rate on the Company's 1997 long-term debt for a fixed rate of 7.065%. This swap agreement expires in 2005. The differential to be paid or received under either of the arrangements is accrued as interest rates change and is recognized as an increase or reduction to interest expense over the life of the agreements. The counterparty under the swap arrangements is a major financial institution and credit loss from counterparty nonperformance is not anticipated.

In the third quarter of 1997, in conjunction with the acquisition of Ameritech Knowledge Data, Inc. ("AKD"), the Company issued an unsecured promissory note to pay Ameritech Health Connections, Inc. $7,138 at an interest rate of 7.5%, payable quarterly. The note is repayable in six equal quarterly installments from August 1997 through November 1998.

Scheduled maturities of long-term debt at December 26, 1997, are as follows:

1998......................................................  $ 5,507
1999......................................................      750
2000......................................................    3,350
2001......................................................   11,150
2002......................................................   20,900
Thereafter................................................   28,600
                                                            -------
                                                            $70,257
                                                            =======

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                               1997      1996
                                                              -------   -------
Accounts payable............................................  $19,015   $14,417
Accrued expenses
  Salaries and other compensation...........................    4,771     6,082
  Warranty reserves.........................................    5,303     5,138
  Employee benefit insurance reserves.......................    1,714     1,734
  Restructuring of operations...............................    4,238       684
  Sales and use taxes.......................................    3,346     1,855
  Other.....................................................    5,744     4,457
                                                              -------   -------
                                                              $44,131   $34,367
                                                              =======   =======

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

10. INCOME TAXES

The components of income (loss) before income taxes are:

                                                              1997       1996       1995
                                                            --------    -------    -------
US operations.............................................  $(15,676)   $ 7,366    $27,554
International operations..................................      (404)       708      2,191
                                                            --------    -------    -------
                                                            $(16,080)   $ 8,074    $29,745
                                                            ========    =======    =======

The provision for income taxes consists of the following:

                                                              1997       1996       1995
                                                            --------    -------    -------
Current
  US federal..............................................  $  3,727    $ 5,355    $ 8,160
  US state and local......................................       562        271        925
  International (benefit).................................      (183)       922        888
Deferred provision (benefit)..............................       212     (1,036)     1,141
                                                            --------    -------    -------
                                                            $  4,318    $ 5,512    $11,114
                                                            ========    =======    =======

Deferred income tax assets and liabilities consist of the following:

                                                               1997       1996
                                                              -------    -------
Deferred income tax assets
  Inventory obsolescence reserves...........................  $10,911    $ 9,108
  Product warranty reserves.................................    1,752      1,629
  Net operating loss carryforwards..........................    1,054      1,168
  Deferred revenue..........................................    2,923      2,791
  Uniform inventory capitalization..........................    2,274      2,337
  Accrued compensation and benefits.........................    1,634        990
  Employee benefit insurance reserves.......................      604        627
  Allowance for doubtful accounts...........................      791        507
  Restructuring of operations...............................    2,043        239
  Depreciation and amortization.............................    2,420      --
  Other.....................................................    3,053      2,036
                                                              -------    -------
                                                               29,459     21,432
  Valuation allowance.......................................     (275)      (443)
                                                              -------    -------
                                                              $29,184    $20,989
                                                              =======    =======
Deferred income tax liabilities
  Deferred gain on sale of building.........................  $ 1,030    $ 1,050
  Unrealized gain on investment securities..................    3,443      3,424
  Depreciation..............................................      659         29
                                                              -------    -------
                                                              $ 5,132    $ 4,503
                                                              =======    =======

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

The provision for income taxes differs from the amount of income tax determined by applying the applicable US statutory federal income tax rate to pretax income
(loss), as a result of the following:

                                                               1997       1996      1995
                                                              -------    ------    -------
Taxes at the US statutory rate..............................  $(5,628)   $2,826    $10,411
Increases (decreases) in taxes resulting from
  State and local taxes.....................................      371       176        532
  International operations..................................     (163)      575         55
  Foreign sales corporation.................................     (518)     (628)      (428)
  Nondeductible amortization of cost in excess of net assets
     acquired...............................................      297        96        278
  Nondeductible in-process research and development.........    9,788     2,316         --
  Other, net................................................      171       151        266
                                                              -------    ------    -------
                                                              $ 4,318    $5,512    $11,114
                                                              =======    ======    =======

The net changes in the valuation allowance for deferred tax assets was a decrease of $168 in 1997, an increase of $264 in 1996 and a decrease of $291 in 1995. These changes primarily relate to net operating loss carryforwards generated or utilized by foreign operations.

At December 26, 1997, the Company had net operating loss carryforwards for US federal tax purposes of approximately $2,417, resulting from a 1990 acquisition and the acquisition of AMS. These net operating loss carryforwards expire between 2004 and 2011.

At December 26, 1997, the Company also had international net operating loss carryforwards for tax purposes of approximately $350, which contain carryforward periods ranging from five years to unlimited years.

11. SHAREHOLDERS' EQUITY

Purchase of Treasury Shares

The Board of Directors authorized the repurchase of up to three million shares of the Company's common stock, subject to certain limitations and conditions. In addition, the Board of Directors has also approved odd-lot repurchase programs. The Company repurchased 491,200, 796,200 and 100,000 shares in 1997, 1996 and 1995, respectively. As of December 26, 1997, the Company had purchased 2,129,954 shares at a total cost of $48,099. The shares are used to service the Company's employee benefit plans and may be used for other purposes the Company deems appropriate.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

12. NET INCOME (LOSS) PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted per share computations for net income (loss) in 1997, 1996 and 1995.

                                                                    Weighted-
                                                                     Average
                                                 Income/(loss)       Shares        Income/(loss)
                                                  (Numerator)     (Denominator)      Per Share
                                                 -------------    -------------    -------------
1997
Basic and diluted net loss per share...........    $(20,398)          9,565           $(2.13)
                                                   ========          ======           ======
1996
Basic net income per share.....................    $  2,562          10,149           $ 0.25
                                                                                      ======
Effect of dilutive stock options and unvested
  restricted stock.............................          --             168
                                                   --------          ------
Diluted net income per share...................    $  2,562          10,317           $ 0.25
                                                   ========          ======           ======
1995
Basic net income per share.....................    $ 18,631          10,521           $ 1.77
                                                                                      ======
Effect of dilutive stock options and unvested
  restricted stock.............................          --             248
                                                   --------          ------
Diluted net income per share...................    $ 18,631          10,769           $ 1.73
                                                   ========          ======           ======

Stock options and unvested restricted stock outstanding were not included in the computation of diluted loss per share for 1997, because the representative share increments would be antidilutive. Stock options remaining outstanding totaled 2,430,020 as of December 26, 1997, with a weighted average exercise price of $22.19 and a weighted average remaining contractual life of 7.2 years. Stock options outstanding for which the options' exercise price was greater than the average market price of common shares were not included in the computation of diluted net income (loss) per share in 1997, 1996 and 1995.

13. EMPLOYEE BENEFIT PLANS

Pension Plans

Except for employees of the Company's Burdick operations, substantially all employees of the Company's US operations are covered under noncontributory defined benefit pension plans. The benefits under these plans are based on the employees' years of service and highest consecutive five-year average compensation.

Net pension cost comprises the following:

                                                               1997      1996      1995
                                                              ------    ------    ------
Service cost for benefits earned during the year............  $1,129    $1,377    $1,171
Interest cost on projected benefit obligation...............   1,398     1,349     1,007
Income on plan assets.......................................  (2,346)   (1,894)   (2,419)
Net amortization (deferral).................................     938       925     1,838
                                                              ------    ------    ------
                                                              $1,119    $1,757    $1,597
                                                              ======    ======    ======

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

The funded status of the plans at December 26, 1997, and December 27, 1996, are as follows:

                                                                       1997        1996
                                                                     --------    --------
Accumulated benefit obligation, including vested benefits of
  $16,369 at December 26, 1997, and $13,413 at December 27, 1996..   $ 17,012    $ 14,042

Projected benefit obligation, including the effect of
  projected future salary increases...............................   $ 22,574    $ 19,616
Plan assets at fair value.........................................    (19,950)    (15,872)
                                                                     --------    --------
Excess of projected benefit obligation over plan assets...........      2,624       3,744
Unrecognized prior service cost...................................       (264)       (467)
Unrecognized net experience loss..................................     (3,241)     (2,927)
                                                                     --------    --------
     Accrued (prepaid) pension cost...............................   $   (881)   $    350
                                                                     ========    ========

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% for 1997 and 7.75% for 1996. The assumed rate of increase in future compensation levels was 5.5% for each of 1997, 1996 and 1995, and the expected long-term rate of return on plan assets was 9.0% for each of 1997, 1996 and 1995.

Post-retirement Benefit Plan, Burdick Acquisition

The Company also provides unfunded healthcare and life insurance benefits to certain retirees of its Burdick subsidiary. Current employees of the Company are not entitled to these benefits upon retirement.

Net post-retirement benefit cost since acquisition of Burdick consisted solely of interest costs of $49. The accrued post-retirement benefit cost at December 26, 1997, comprises solely of the accumulated post-retirement benefit obligation of $2,096.

The weighted average discount rate used in determining the actuarial present value of the accumulated post-retirement benefit obligation was 7.25%. For 1997, future benefit costs were estimated assuming medical costs would increase at a 10% annual rate, with the rate decreasing for seven years after 1997 until it reaches 5%, and remain constant thereafter.

A 1% increase in the assumed healthcare cost trend rate would have an insignificant impact on the accumulated post-retirement benefit obligation and the annual benefit cost.

ISSOP 401(k) Plan

Spacelabs Medical ISSOP 401(k) Plan: The Company maintains an Incentive Savings and Stock Ownership Plan for the majority of its full-time US resident employees with at least one year of service. Under the plan, participating employees may defer up to 16% of their pre-tax salary, but not more than statutory limits. The Company contributes, in Common Stock, fifty cents for each dollar contributed by a participant provided the participant contribution does not exceed 6% of the employee's earnings. Matching contributions vest on a cumulative basis at 20% per year over a five-year period. Company contributions to the savings plan were $706, $672, and $844 in 1997, 1996 and 1995, respectively.

Burdick, Inc. 401(k) Savings Plan: Full-time employees of the Company's Burdick operations are not eligible to participate in the Spacelabs Medical ISSOP 401(k) Plan; however, they are entitled to participate in a separate 401(k) savings plan as described below. Under the Burdick, Inc. 401(k) Savings Plan, participants may elect to defer up to 16% of their pretax salary, but not more than

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

statutory limits. The Company contributes twenty-five cents for each dollar contributed by a participant provided the participant contribution does not exceed 4% of the employee's earnings. Company contributions under the Burdick, Inc. 401(k) Savings Plan vest over a five-year period. The Company contributed $33 to this plan in 1997.

Stock Option Plans

At December 26, 1997, the Company has five stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans, under which no compensation cost has been recognized for its stock option awards. Had compensation cost for the Company's stock option awards been determined consistent with Statement of Financial Accounting Standards No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                            1997       1996      1995
                                                          --------    ------    -------
Net income/(loss)                        As reported....  $(20,398)   $2,562    $18,631
                                         Pro forma......  $(23,482)   $  903    $17,499

Basic net income/(loss) per share        As reported....  $  (2.13)   $ 0.25    $  1.77
                                         Pro forma......  $  (2.45)   $ 0.09    $  1.66

Diluted net income/(loss) per share      As reported....  $  (2.13)   $ 0.25    $  1.73
                                         Pro forma......  $  (2.45)   $ 0.09    $  1.62

In deriving the above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995 respectively: dividend yield of 0% for each year; expected volatility of 34%, 36% and 39%; risk-free interest rates of 6.3%, 5.7% and 7.1%; and expected lives of 4.4 years, 4.1 years and 4.1 years for the Nonofficer Employee Plan options,
5.2 years, 4.8 years and 4.8 years for the 1992 Plan options, and 4.3 years, 4.2 years and 4.2 years for the Director Plan options.

Summaries of the plans are as follows:

THE 1992 OPTION, STOCK APPRECIATION RIGHT, RESTRICTED STOCK, STOCK GRANT AND PERFORMANCE UNIT PLAN (THE "1992 PLAN"):

Under the 1992 Plan, as amended and restated, for each calendar year from and including 1995 through May 10, 2000, the number of shares authorized for issuance is equal to an amount of up to 2% of the adjusted average common shares outstanding of the Company used to calculate diluted earnings per share as reported in the annual report to stockholders for the preceding year. In addition, any shares authorized for issuance under the formula in any previous year (1995 or later) but not actually issued under the 1992 Plan will be added to the number of shares that become authorized for issuance in any current year. Within the limit established by the formula, over the term of the 1992 Plan, not more than an aggregate of 500,000 shares of common stock may be issued pursuant to the exercise of incentive stock options under the 1992 Plan and not more than an aggregate of 500,000 shares may be issued pursuant to grants or awards of restricted stock, stock grants or performance units under the 1992 Plan.

At December 26, 1997, 88,908 shares were available for future grant under the 1992 Plan. In accordance with the replenishment formula, total shares available for future grant increased to 280,208 at January 1, 1998. On January 1, 1998, 372,796 shares were available for issuance on exercise of incentive stock options over the remaining term of the 1992 Plan, and 477,800 shares were available

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

for restricted stock awards, stock grants and performance unit awards over the remaining term of the 1992 Plan.

Stock options and restricted shares granted under the 1992 Plan generally vest on a cumulative basis at 25% each year over a four-year period and have a maximum term of 10 years. Stock options are granted at an exercise price equal to the fair market value of the shares at the date of grant.

THE 1992 STOCK OPTION AND DEFERRAL PLAN FOR NONEMPLOYEE DIRECTORS (THE "DIRECTOR PLAN"):

The Director Plan, as amended, provides for the grant of options to acquire up to a total of 150,000 shares of common stock to nonemployee directors. Pursuant to the Director Plan, 61,500 options have been granted. At December 26, 1997, 90,500 shares were available for future grant. Stock options granted under the Director Plan are generally exercisable on the day of the Annual Meeting next following the date of grant, if the optionee has continued to serve as a director until such meeting. The maximum term for options granted under the Director Plan is 5 years for those granted prior to 1996 and 10 years thereafter. All options are granted at an exercise price equal to the fair market value of the shares at the date of grant.

THE SPACELABS MEDICAL, INC. 1992 ADJUSTMENT PLAN (THE "ADJUSTMENT PLAN"):

The Adjustment Plan was established in 1992. Under this plan, there are approximately 238,000 stock options outstanding at December 26, 1997. Use of this plan for grant of stock options and other awards was terminated in 1992. All outstanding options under this plan are vested and have a maximum term of 10 years. The option with the longest remaining term expires in 2001.

THE 1993 NONOFFICER EMPLOYEE OPTION, STOCK APPRECIATION RIGHT, RESTRICTED STOCK, STOCK GRANT AND PERFORMANCE UNIT PLAN (THE "NONOFFICER EMPLOYEE PLAN"):

Under the Nonofficer Employee Plan, as amended, 1,800,000 shares of common stock were reserved for issuance upon the exercise of stock options at prices determined by the Company's Nonofficer Employee Plan Committee, for issuance of restricted shares for cash equal to the par value of the shares of common stock and for issuance upon the payment of stock appreciation rights or performance unit awards. At December 26, 1997, 856,567 shares were available for future grant under the Nonofficer Employee Plan. Stock options and restricted shares granted under the Nonofficer Employee Plan generally vest on a cumulative basis at 25% per year over a four-year period and have a maximum term of 10 years.

THE MANAGEMENT INCENTIVE COMPENSATION PLAN (THE "MIC PLAN"):

The MIC Plan provides for the grant of incentive compensation awards to officers and key employees of the Company and its subsidiaries. Incentive compensation awards may be in cash, common stock or any combination thereof. Under the MIC Plan, 100,000 shares of common stock were reserved for issuance. At December 26, 1997, 77,400 shares are available for future grant under the MIC Plan.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

SUMMARY OF STOCK OPTION PLANS

A summary of the Company's stock option plans as of December 26, 1997, and December 27, 1996, is presented below:

                                                           1997                        1996
                                                 ------------------------    ------------------------
                                                               Weighted-                   Weighted-
                                                                Average                     Average
                                                               Exercise                    Exercise
                 Stock Options                     Shares        Price         Shares        Price
                 -------------                   ----------   -----------    ----------   -----------
Outstanding at beginning of year...............   1,743,298     $22.07        1,532,561     $20.87
Granted........................................     969,700      22.42          405,200      26.31
Exercised......................................     (64,160)     17.49          (54,338)     13.42
Forfeited......................................    (218,818)     23.65         (140,125)     24.44
                                                 ----------                  ----------
Outstanding at end of year.....................   2,430,020     $22.19        1,743,298     $22.07
                                                 ==========                  ==========

Options exercisable at year-end................   1,108,353     $20.86        1,005,464     $20.03
                                                 ==========                  ==========
Weighted-average fair value of options granted
  during the year..............................  $     9.20                  $    10.09
                                                 ==========                  ==========

The following table summarizes information about stock options outstanding at December 26, 1997:

                                Options Outstanding                       Options Exercisable
                 -------------------------------------------------   -----------------------------
                   Number                                              Number
                 Outstanding     Weighted-Avg.        Weighted-      Exercisable      Weighted-
   Range of          at            Remaining            Avg.             at             Avg.
Exercise Prices   12/26/97     Contractual Life    Exercise Price     12/26/97     Exercise Price
---------------  -----------   -----------------   ---------------   -----------   ---------------
$ 8.34 - $ 8.58      12,025           2.2              $ 8.40            12,025        $ 8.40
 11.32 -  13.44     183,099           2.9               11.73           183,099         11.73
 15.53 -  20.88     177,326           6.0               19.16           143,107         18.82
 21.13 -  24.50   1,565,595           7.9               22.51           525,641         22.47
 25.06 -  27.38     491,975           7.2               26.49           244,481         26.07
---------------   ---------          ----              ------         ---------        ------
$ 8.34 - $27.38   2,430,020           7.2              $22.19         1,108,353        $20.86
===============   =========          ====              ======         =========        ======

The following table summarizes information about restricted shares:

                                                                   Shares
                                                              ----------------
                     Restricted Shares                         1997      1996
                     -----------------                        ------    ------
Outstanding at beginning of year............................  24,750    13,950
Granted.....................................................  34,500    20,000
Vested......................................................  (9,250)   (5,400)
Forfeited...................................................  (5,650)   (3,800)
                                                              ------    ------
Outstanding at end of year..................................  44,350    24,750
                                                              ======    ======
Weighted-average fair value of restricted shares granted
  during the year...........................................  $22.04    $26.02
                                                              ======    ======

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

Restricted shares are issued at par value. Unearned compensation representing the fair market value of the Company's common stock at the date of grant is amortized over the four-year vesting period. Amortization of restricted share compensation was $386, $252 and $124 in 1997, 1996 and 1995, respectively.

14. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain property and equipment under long-term operating leases expiring on various dates through 2016, some of which contain renewal options. Many of these leases contain clauses for escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Net annual rental expense under these leases was $4,736, $4,980 and $5,047 in 1997, 1996 and 1995, respectively.

Minimum aggregate future rentals are as follows:

1998.......................................................  $3,686
1999.......................................................   1,812
2000.......................................................   1,176
2001.......................................................     444
2002.......................................................     138
Thereafter.................................................   1,869
                                                             ------
                                                             $9,125
                                                             ======

The Company leases certain property and office space to others under short-term operating leases expiring on various dates through 2001, some of which contain renewal options. Net rental income under these leases was $216 in 1997, $223 in 1996 and $229 in 1995.

Litigation

Various lawsuits and claims are pending against the Company. Although the outcome of such lawsuits and claims cannot be predicted with certainty, in the opinion of management, the disposition thereof will not, both individually and in the aggregate, result in a material adverse effect on the Company's results of operations and financial position.

15. SUPPLEMENTAL CASH FLOW INFORMATION

The following provides additional information concerning cash flow activities:

                                                               1997      1996      1995
                                                              ------    ------    -------
Interest paid (including $0, $498 and $377 capitalized in
  1997, 1996 and 1995, respectively)........................  $1,577    $1,277    $   886
                                                              ======    ======    =======

Income taxes paid...........................................  $4,854    $4,768    $11,163
                                                              ======    ======    =======

16. OTHER INCOME (EXPENSE)

Foreign currency exchange gains and losses consist of realized gains and losses on cash transactions involving various foreign currencies and unrealized gains and losses resulting from exchange rate fluctuations primarily affecting inter-company accounts. Net gains (losses) from foreign currency

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

transactions included in other income (expense) were $(709), $(236) and $59 in 1997, 1996 and 1995, respectively.

17. GEOGRAPHIC SEGMENT INFORMATION

The Company operates in one industry segment: developing, manufacturing, marketing and servicing patient monitoring, diagnostic cardiology equipment and CIS. The Company's products are marketed internationally through its subsidiaries and independent distributors, with principal subsidiaries located in Europe, Canada, Australia and Asia.

                                                            1997        1996        1995
                                                          --------    --------    --------
Revenue -- unaffiliated customers
  US operations.........................................  $222,849    $206,863    $209,633
  International operations..............................    42,430      41,090      43,279
                                                          --------    --------    --------
                                                          $265,279    $247,953    $252,912
                                                          ========    ========    ========
Income (loss) from operations
  US operations.........................................  $(13,490)   $  6,173    $ 25,268
  International operations..............................      (460)        670       2,209
  Eliminations..........................................      (663)       (377)     (1,014)
                                                          --------    --------    --------
                                                          $(14,613)   $  6,466    $ 26,463
                                                          ========    ========    ========
Assets
  US operations.........................................  $275,023    $240,738    $236,803
  International operations..............................    35,514      35,086      32,194
  Eliminations..........................................   (15,213)    (18,379)    (14,564)
                                                          --------    --------    --------
                                                          $295,324    $257,445    $254,433
                                                          ========    ========    ========
Net assets of international operations..................  $ 21,304    $ 23,045    $ 20,114
                                                          ========    ========    ========

International revenue, including both international operations and export sales (export sales are included in US operations in the table above), were as follows:

                                                              1997       1996       1995
                                                             -------    -------    -------
International operations...................................  $42,430    $41,090    $43,279
Export sales...............................................   48,272     41,373     32,318
                                                             -------    -------    -------
                                                             $90,702    $82,463    $75,597
                                                             =======    =======    =======
Percentage of total revenue................................    34.2%      33.3%      29.9%
                                                             =======    =======    =======

18. RESTRUCTURING OF OPERATIONS

In conjunction with the acquisition of Burdick, the Company recorded a charge of $911 related to the restructuring of certain duplicative activities. The Company also incurred restructuring charges of

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

$7,126 and $2,290 in 1996 and 1995, respectively, related to the consolidation of manufacturing and customer service operations in its Redmond, Washington facility.

                                                              1997     1996      1995
                                                              ----    ------    ------
Equipment/inventory write-down..............................  $351    $  188    $ --
Personnel costs.............................................   212     2,197     1,176
Moving costs................................................    --     1,657       426
Occupancy costs.............................................    --       686      --
Other facility consolidation and closure costs..............   348     2,398       688
                                                              ----    ------    ------
                                                              $911    $7,126    $2,290
                                                              ====    ======    ======

19. ACQUISITION OF IN-PROCESS RESEARCH AND DEVELOPMENT

In 1997 and 1996, the Company acquired in-process research and development associated with various investment and acquisition activities as follows:

                                                               1997       1996
                                                              -------    ------
Burdick, Inc................................................  $21,400    $ --
Advanced Medical Systems....................................    6,567      --
Ameritech Knowledge Data, Inc...............................    6,000      --
JRS Technologies, Inc.......................................    --        7,312
DSA Systems, Inc............................................    --        1,485
                                                              -------    ------
                                                              $33,967    $8,797
                                                              =======    ======

Each in-process research and development project identified at the time of the acquisition was evaluated as to its state of completion and its technological feasibility in accordance with Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. Since the acquired in-process research and development had not demonstrated technological feasibility and had no alternative future use, it was recognized as a period expense.

20. BUSINESS COMBINATIONS

On August 21, 1997, the Company acquired for cash all the outstanding shares of common stock of Burdick. Burdick develops and manufactures diagnostic cardiology equipment in Milton, Wisconsin. The Burdick acquisition was recorded under the purchase method of accounting. Accordingly, the results of Burdick's operations from August 21, 1997, are included in the Company's consolidated financial statements. The purchase price of $51,234, including acquisition costs, has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition, as well as to acquired in-process research and development. The excess of the purchase price over the fair market value of the net identifiable tangible assets has been recorded as cost in excess of net assets acquired of $19,110 and other intangible assets of $6,698. These amounts are being amortized on a straight-line basis over 20 years.

In connection with the acquisition, the Company has initiated a plan to integrate the Burdick operations into the Company's existing operations. The integration plan will eliminate duplicate technologies and production capacity, relocate the Burdick operation to a smaller facility in the same regional area and

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

provide for consolidation of the workforce attributed to the integrated operations. Estimated costs associated with this plan as of the acquisition date were:

                                                               1997
                                                               ----
Personnel costs.............................................  $2,500
Facilities closure costs....................................     809
Elimination of duplicate technology.........................     361
Other.......................................................     594
                                                              ------
                                                              $4,264
                                                              ======

A decrease in the original accrual estimate will result in a decrease in the cost in excess of net assets acquired. An increase in the original accrual estimate will be recorded as additional cost in excess of net assets acquired if within one year from date of acquisition, or if after that date, as a charge to operations.

Since acquisition, no material costs have been charged against this accrued liability.

The following unaudited pro forma financial information presents the combined results of operations of the Company and Burdick as if the acquisition had occurred as of the beginning of 1997 and 1996 after giving effect to certain adjustments, including amortization of cost in excess of net assets acquired, increased interest expense on debt related to the acquisition, in-process research and development and restructuring charges, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Burdick operated as a single entity during such periods.

                                                                1997        1996
                                                              --------    --------
Revenue.....................................................  $293,180    $299,995

Net loss....................................................  $(24,247)   $(22,505)

Basic and diluted net loss per share........................  $  (2.54)   $  (2.22)

The Company also acquired Advanced Medical Systems, Inc. ("AMS") and AKD in the first and third quarters of 1997, respectively. The total purchase price of these two acquisitions, including acquisition costs, was $14,991 and the purchase method of accounting was used. To determine fair market value and acquired in-process research and development in these two acquisitions the basis of allocation was the same as that used in the Burdick purchase. Pro forma financial information has not been included for these two acquisitions, because, excluding the impact of in-process research and development, they are not material to the Company's operations.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       Quarter
                                                    ---------------------------------------------
                                                    First    Second    Third     Fourth     Year
                                                    -----    ------    ------    ------    ------
                                                        (in millions, except per share data)
1997
Revenue...........................................  $63.0    $62.1     $ 65.3    $74.9     $265.3
Gross margin......................................   31.5     31.2       32.4     36.3      131.4
Income (loss) before income taxes.................   (1.3)     4.7      (24.1)     4.6      (16.1)
Net income (loss).................................   (3.3)     3.0      (23.0)     2.9      (20.4)

Basic net income (loss) per share.................  $(.34)   $ .31     $(2.41)   $ .31     $(2.13)
Diluted net income (loss) per share...............   (.34)     .31      (2.41)     .30      (2.13)

1996
Revenue...........................................  $63.3    $62.4     $ 60.0    $62.3     $248.0
Gross margin......................................   31.9     31.4       30.3     31.3      124.9
Income (loss) before income taxes.................   (3.2)     2.8        4.4      4.1        8.1
Net income (loss).................................   (4.5)     1.8        2.8      2.5        2.6

Basic net income (loss) per share.................  $(.43)   $ .17     $  .28    $ .25     $  .25
Diluted net income (loss) per share...............   (.43)     .17        .27      .25        .25

Significant events impacting quarterly results are discussed in Notes 18, 19 and 20.

22. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts provided below.

                                                                1997                   1996
                                                         -------------------    -------------------
                                                         Carrying     Fair      Carrying     Fair
                                                          Amount      Value      Amount      Value
                                                         --------    -------    --------    -------
Cash and short-term investments........................  $12,934     $12,934    $32,063     $32,063
Marketable equity securities and long-term investments
  Physio Control International Corporation.............  $10,413     $10,413    $ 9,807     $12,620
  Investments for which it is not practicable to
     estimate fair value...............................  $ 4,651       --         --          --
  Other................................................  $ 1,732     $ 1,732    $ 1,000     $ 1,000
Long-term debt.........................................  $72,353     $72,353    $14,250     $14,250
Interest rate swap agreements..........................       --     $  (823)        --          --

Cash and Short-term Investments: The fair value of short-term investments is estimated based on quoted market prices for those or similar investments. At December 26, 1997 and December 27, 1996, the carrying values approximated fair values.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per share data)

Marketable Equity Securities: The fair value of these securities is based on quoted market prices. As of December 27, 1996 the Company's investment in Physio Control International Corporation was restricted. The value of the restricted stock was estimated based on the existing market price discounted for market risk factors and the time value of money.

Long-Term Investments: The fair value of other investments was estimated based on existing market conditions.

Investments for which it was not practicable to estimate the fair value consist primarily of the stock of a nonpublic company.

Long-Term Debt: The carrying amount of the Company's long-term debt approximates its fair value as interest rates on the underlying debt instruments are variable in nature and tied to prevailing market rates.

Interest Rate Swap Agreement: In the third quarter of 1997, the Company entered into a new interest rate swap agreement related to the Burdick acquisition. The fair value of this agreement, as well as the fair value of the previously existing swap arrangement, was based upon an estimate of the amount at which the agreements could be settled between the counterparties.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spacelabs Medical, Inc. and subsidiaries as of December 26, 1997 and December 27, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Seattle, Washington
January 30, 1998

                                  SCHEDULE II

                            SPACELABS MEDICAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                                     Additions
                                              ------------------------
                                 Balance at                Charged to                    Balance at
                                 Beginning    Charged to      Other                        End of
          Description            of Period     Expenses    Accounts(1)   Deductions(2)     Period
          -----------            ----------   ----------   -----------   -------------   ----------
Year ended December 26, 1997
  Valuation accounts deducted
     from assets:
     Allowance for doubtful
       receivables.............    $1,709        $241         $958           $200          $2,708
                                   ======        ====         ====           ====          ======
Year ended December 27, 1996
  Valuation accounts deducted
     from assets:
     Allowance for doubtful
       receivables.............    $1,780        $ 16        --              $ 87          $1,709
                                   ======        ====         ====           ====          ======
Year ended December 29, 1995
  Valuation accounts deducted
     from assets:
     Allowance for doubtful
       receivables.............    $1,754        $111        --              $ 85          $1,780
                                   ======        ====         ====           ====          ======

---------------

(1) Includes $715 and $243 relating to the acquisition of Burdick and AMS, respectively.

(2) Accounts charged off, net of recoveries.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

        ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information included in Part I, Item 4 of this report, the information required by Part III (Items 10-13) is set forth in Spacelabs Medical's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days of December 26, 1997. Such information is incorporated herein by reference and made a part hereof.

                                    PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT

  1. INDEX TO FINANCIAL STATEMENTS

     - Consolidated Balance Sheets as of December 26, 1997 and December 27, 1996

     - Consolidated Statements of Operation for each of the years in the three-year period ended December 26, 1997

     - Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 26, 1997

     - Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 26, 1997

     - Notes to Consolidated Financial Statements

  2. INDEX TO FINANCIAL STATEMENT SCHEDULES

     - Schedule II -- Valuation and Qualifying Accounts

  3. INDEX TO EXHIBITS

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
      *3.1     Certificate of Incorporation of Spacelabs Medical, Inc.
   ++++3.2     Amended and Restated By-Laws of Spacelabs Medical, Inc.
      *4.1     Form of Rights Agreement dated as of June 26, 1992 between
               Spacelabs Medical, Inc. and First Chicago Trust Company of
               New York, as Rights Agent, which includes as Exhibit A the
               Certificate of Designation relating to the Series A
               Participating Cumulative Preferred Stock and as Exhibit B
               the form of Rights Certificate.
      *4.2     Form of Common Stock Certificate of Spacelabs Medical, Inc.
 #++++10.3     1992 Option, Stock Appreciation Right, Restricted Stock,
               Stock Grant and Performance Unit Plan of Spacelabs Medical,
               Inc., as amended and restated on May 10, 1995.
    #*10.4     Spacelabs Medical, Inc. 1992 Adjustment Plan.
#*****10.5    Stock Option and Deferral Plan for Nonemployee Directors, as
               amended and restated on May 9, 1996.
    #*10.6     Management Incentive Compensation Plan of Spacelabs Medical,
               Inc.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
     *10.7     Change of Control Agreement dated May 18, 1992 between
               Spacelabs Medical, Inc. and Carl A. Lombardi.
     +10.13    Lease between Melchor Investment Company and Spacelabs
               Medical, Inc. (Hillsboro, Oregon facility).
     *10.16    Letter Agreement dated September 8, 1984 between Spacelabs
               Medical, Inc. and Technology Concepts Inc. and amendment
               thereto dated August 12, 1985.
     *10.17    Software OEM License Agreement dated January 20, 1984
               between Spacelabs Medical, Inc. and Hunter & Ready, Inc.
     *10.18    Software Development and Production License Agreement
               between Spacelabs Medical, Inc. and Ready Systems
               Corporation.
   #++10.19    1993 Nonofficer Employee Option, Stock Appreciation Right,
               Restricted Stock, Stock Grant and Performance Unit Plan of
               Spacelabs Medical, Inc.
   +++10.20    Product Development and Purchase Agreement dated October 26,
               1991 between Spacelabs Medical, Inc. and General Scanning,
               Inc.
   +++10.21    Development and Manufacturing Agreement dated February 11,
               1992 between Spacelabs Medical, Inc. and Wyse Technology,
               Inc.
   ***10.22    VxWorks(TM)(3) Software License Agreement dated August 27,
               1991 as amended by amendments dated January 31, 1992 and
               April 24, 1992 between Spacelabs Medical, Inc. and Wind
               River Systems, Inc.
   ***10.23    ASIC Design and Purchase Agreement between Spacelabs
               Medical, Inc. and LSI Logic Corporation signed by Spacelabs
               Medical, Inc. on March 9, 1992.
   ***10.26    Amendment of Lease between Melchor Investment Company and
               Spacelabs Medical, Inc. dated April 20, 1993.
  ++++10.27    Limited Liability Company Agreement of SMD Software, L.L.C.
               dated January 1, 1996 between Spacelabs Medical, Inc. and
               DSA Systems, Inc.
  ++++10.28    Stock Purchase and Option Agreement dated February 10, 1995 by and among Spacelabs Medical, Inc., JRS Clinical
               Technologies, Inc. ("JRS") and certain of the shareholders of JRS.
  ++++10.30    Second Amendment to Lease between Melchor Investment Company and Spacelabs Medical, Inc. dated March 16, 1995.
      10.31    Loan Agreement among Spacelabs Medical, Inc. (California),
               Seattle-First National Bank and Spacelabs Medical, Inc.
               (Delaware) dated December 7, 1995, as amended and restated
               on July 16, 1997 and as further amended and restated on
               October 16, 1997.
  ++++10.32    ISDA Master Agreement between Spacelabs Medical, Inc. and
               Seattle-First National Bank dated October 12, 1995.
     #10.33    Employment Agreement between Spacelabs Medical, Inc.
               (California) and George P. Messina dated August 21, 1997.
  ****10.34    Agreement and Plan of Merger dated July 11, 1997 by and
               among Spacelabs Medical, Inc. (California), SLMD Acquisition
               Corporation, Burdick, Inc. and certain shareholders of
               Burdick, Inc.
      21.1     Subsidiaries of Spacelabs Medical, Inc.
      23.1     Consent of KPMG Peat Marwick LLP.
      27.1     Financial Data Schedule

---------------

* Previously filed with, and incorporated herein by reference to, Registration Statement on Form S-1 of Spacelabs Medical,
       Inc., file No. 0-20083.

** Previously filed with, and incorporated herein by reference to, Registration Statement on Form 10 of Westmark
       International Incorporated, File No. 0-15160.
*** Previously filed with, and incorporated herein by reference to, Annual Report on Form 10-K of Spacelabs Medical, Inc.,
       File No. 0-20083, filed on March 22, 1995.
**** Previously filed with, and incorporated herein by reference to Report on Form 8-K of Spacelabs Medical, Inc., filed on
       September 5, 1997.
***** Previously filed with, and incorporated herein by reference to, Annual Report on Form 10-K of Spacelabs Medical, Inc.,
       File No. 0-20083, filed on March 17, 1997.
+ Previously filed with, and incorporated herein by reference to, Annual Report on Form 10-K of Westmark International
       Inc., File No. 0-15160, filed on March 21, 1989.
++ Previously filed with, and incorporated by reference to, Annual Report on Form 10-K of Spacelabs Medical, Inc., File
       No. 0-20083, filed on March 16, 1994.
+++ Previously filed and incorporated by reference to, Amendment on Form 10-K/A to Annual Report on Form 10-K of Spacelabs
       Medical, Inc., File No. 0-20083, filed on May 9, 1995.
++++   Previously filed and incorporated by reference to Annual
       Report on Form 10-K of Spacelabs Medical, Inc., File No.
       0-020083, filed on March 22, 1996.
# Indicates that the Exhibit is a Compensatory Plan or Agreement.

---------------

(3)VxWorks(TM) is a trademark of Wind River Systems, Inc.

B. REPORTS ON FORM 8-K

There have been no reports on Form 8-K filed with the Securities and Exchange Commission on behalf of Spacelabs Medical during the last quarter of the fiscal year ended December 26, 1997 and covered by this report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SPACELABS MEDICAL, INC.

                                      (Registrant)

                                      By   CARL A. LOMBARDI
                                         -------------------
                                      Carl A. Lombardi
                                      Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Carl A. Lombardi             February 27, 1998      Thomas J. Dudley, D.B.A       February 27, 1998
----------------                                    -----------------------
Carl A. Lombardi                                    Thomas J. Dudley, D.B.A.
Chairman of the Board and                           Director
Chief Executive Officer

James A. Richman             February 27, 1998      Phillip M. Nudelman, Ph.D.    February 27, 1998
----------------                                    --------------------------
James A. Richman                                    Phillip M. Nudelman, Ph.D.
Vice President and                                  Director
Corporate Controller
(Principal Financial
Officer)

Gilbert Anderson             February 27, 1998
----------------
Gilbert Anderson
Director


                               INDEX TO EXHIBITS

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
      *3.1     Certificate of Incorporation of Spacelabs Medical, Inc.
   ++++3.2     Amended and Restated By-Laws of Spacelabs Medical, Inc.
      *4.1     Form of Rights Agreement dated as of June 26, 1992 between
               Spacelabs Medical, Inc. and First Chicago Trust Company of
               New York, as Rights Agent, which includes as Exhibit A the
               Certificate of Designation relating to the Series A
               Participating Cumulative Preferred Stock and as Exhibit B
               the form of Rights Certificate.
      *4.2     Form of Common Stock Certificate of Spacelabs Medical, Inc.
 #++++10.3     1992 Option, Stock Appreciation Right, Restricted Stock,
               Stock Grant and Performance Unit Plan of Spacelabs Medical,
               Inc., as amended and restated on May 10, 1995.
    #*10.4     Spacelabs Medical, Inc. 1992 Adjustment Plan.
#*****10.5     Stock Option and Deferral Plan for Nonemployee Directors, as
               amended and restated on May 9, 1996.
    #*10.6     Management Incentive Compensation Plan of Spacelabs Medical,
               Inc.
     *10.7     Change of Control Agreement dated May 18, 1992 between
               Spacelabs Medical, Inc. and Carl A. Lombardi.
     +10.13    Lease between Melchor Investment Company and Spacelabs
               Medical, Inc. (Hillsboro, Oregon facility).
     *10.16    Letter Agreement dated September 8, 1984 between Spacelabs
               Medical, Inc. and Technology Concepts Inc. and amendment
               thereto dated August 12, 1985.
     *10.17    Software OEM License Agreement dated January 20, 1984
               between Spacelabs Medical, Inc. and Hunter & Ready, Inc.
     *10.18    Software Development and Production License Agreement
               between Spacelabs Medical, Inc. and Ready Systems
               Corporation.
   #++10.19    1993 Nonofficer Employee Option, Stock Appreciation Right,
               Restricted Stock, Stock Grant and Performance Unit Plan of
               Spacelabs Medical, Inc.
   +++10.20    Product Development and Purchase Agreement dated October 26,
               1991 between Spacelabs Medical, Inc. and General Scanning,
               Inc.
   +++10.21    Development and Manufacturing Agreement dated February 11,
               1992 between Spacelabs Medical, Inc. and Wyse Technology,
               Inc.
   ***10.22    VxWorks(TM)(3) Software License Agreement dated August 27,
               1991 as amended by amendments dated January 31, 1992 and
               April 24, 1992 between Spacelabs Medical, Inc. and Wind
               River Systems, Inc.
   ***10.23    ASIC Design and Purchase Agreement between Spacelabs
               Medical, Inc. and LSI Logic Corporation signed by Spacelabs
               Medical, Inc. on March 9, 1992.
   ***10.26    Amendment of Lease between Melchor Investment Company and
               Spacelabs Medical, Inc. dated April 20, 1993.
  ++++10.27    Limited Liability Company Agreement of SMD Software, L.L.C.
               dated January 1, 1996 between Spacelabs Medical, Inc. and
               DSA Systems, Inc.
  ++++10.28    Stock Purchase and Option Agreement dated February 10, 1995 by and among Spacelabs Medical, Inc., JRS Clinical
               Technologies, Inc. ("JRS") and certain of the shareholders of JRS.
  ++++10.30    Second Amendment to Lease between Melchor Investment Company and Spacelabs Medical, Inc. dated March 16, 1995.
      10.31    Loan Agreement among Spacelabs Medical, Inc. (California),
               Seattle-First National Bank and Spacelabs Medical, Inc.
               (Delaware) dated December 7, 1995, as amended and restated
               on July 16, 1997 and as further amended and restated on
               October 16, 1997.
  ++++10.32    ISDA Master Agreement between Spacelabs Medical, Inc. and
               Seattle-First National Bank dated October 12, 1995.
     #10.33    Employment Agreement between Spacelabs Medical, Inc.
               (California) and George P. Messina dated August 21, 1997.
  ****10.34    Agreement and Plan of Merger dated July 11, 1997 by and
               among Spacelabs Medical, Inc. (California), SLMD Acquisition
               Corporation, Burdick, Inc. and certain shareholders of
               Burdick, Inc.
      21.1     Subsidiaries of Spacelabs Medical, Inc.
      23.1     Consent of KPMG Peat Marwick LLP.
      27.1     Financial Data Schedule

---------------

* Previously filed with, and incorporated herein by reference to, Registration Statement on Form S-1 of Spacelabs Medical,
       Inc., file No. 0-20083.
** Previously filed with, and incorporated herein by reference to, Registration Statement on Form 10 of Westmark
       International Incorporated, File No. 0-15160.
*** Previously filed with, and incorporated herein by reference to, Annual Report on Form 10-K of Spacelabs Medical, Inc.,
       File No. 0-20083, filed on March 22, 1995.
**** Previously filed with, and incorporated herein by reference to Report on Form 8-K of Spacelabs Medical, Inc., filed on
       September 5, 1997.
***** Previously filed with, and incorporated herein by reference to, Annual Report on Form 10-K of Spacelabs Medical, Inc.,
       File No. 0-20083, filed on March 17, 1997.
+ Previously filed with, and incorporated herein by reference to, Annual Report on Form 10-K of Westmark International
       Inc., File No. 0-15160, filed on March 21, 1989.
++ Previously filed with, and incorporated by reference to, Annual Report on Form 10-K of Spacelabs Medical, Inc., File
       No. 0-20083, filed on March 16, 1994.
+++ Previously filed and incorporated by reference to, Amendment on Form 10-K/A to Annual Report on Form 10-K of Spacelabs
       Medical, Inc., File No. 0-20083, filed on May 9, 1995.
++++   Previously filed and incorporated by reference to Annual
       Report on Form 10-K of Spacelabs Medical, Inc., File No.
       0-020083, filed on March 22, 1996.
# Indicates that the Exhibit is a Compensatory Plan or Agreement.

---------------
(3)VxWorks(TM) is a trademark of Wind River Systems, Inc.