Form 10-Q
period 1998-03-28
SPACELABS MEDICAL INC
filed 1998-05-12
CIK 886142

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

        [X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

                         COMMISSION FILE NUMBER 0-20083

                                   ----------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


      Common stock, par value $.01 per share: 9,463,721 shares outstanding as of April 24, 1998




                    Page 1 of 13 sequentially numbered pages


===============================================================================

                             SPACELABS MEDICAL, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998


                                TABLE OF CONTENTS


                                                                                Page
                                                                                ----
PART I.     Financial Information

Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets
                 - March 28, 1998 (unaudited) and December 26, 1997.............   3
            Condensed Consolidated Statements of Operations (unaudited)
                - Three Months Ended March 28, 1998 and March 29, 1997..........   4
            Condensed Consolidated Statements of Cash Flows (unaudited)
                - Three Months Ended March 28, 1998 and March 29, 1997..........   5
            Notes to Condensed Consolidated Financial Statements................   6

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................   8


PART II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K

            There were no reports on Form 8-K filed during the three months ended March 28, 1998.



                                      (2)

PART I.

Item 1.  Financial Statements

                             SPACELABS MEDICAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      -------------------------------
                                                         March 28,       December 26,
    (in thousands)                                         1998              1997
-------------------------------------------------------------------------------------
                                                        (unaudited)
                     ASSETS
Current assets
   Cash and short-term investments ................      $   7,409       $  12,934
   Marketable securities ..........................          6,140          10,859
   Receivables ....................................         66,829          70,691
   Inventories
    Raw materials .................................         11,456          16,965
    Work in process ...............................          9,742           8,516
    Finished products .............................         15,854          16,115
    Demonstration equipment .......................          5,261           5,635
    Customer service parts and equipment ..........         12,031          12,548
                                                         ---------       ---------
                                                            54,344          59,779
                                                         ---------       ---------
   Prepaid expenses ...............................          1,648           2,304
   Deferred income taxes ..........................         25,088          22,557
                                                         ---------       ---------
               Total current assets ...............        161,458         179,124
                                                         ---------       ---------

Property, plant and equipment, net ................         64,626          65,334
Deferred income taxes .............................          1,638           1,495
Other assets, net .................................         43,742          44,239
                                                         ---------       ---------
                                                         $ 271,464       $ 290,192
                                                         =========       =========
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Short-term borrowings ..........................      $   2,333       $   1,314
   Current portion of long-term debt ..............          4,351           5,507
   Accounts payable and accrued expenses ..........         44,176          44,131
   Deferred revenue ...............................          4,291           4,082
   Taxes on income ................................          2,240           3,443
                                                         ---------       ---------
                Total current liabilities .........         57,391          58,477
                                                         ---------       ---------

Long-term obligations .............................         52,744          66,846

Shareholders' equity
   Common stock, paid-in capital and unearned stock
     compensation .................................        100,199         100,387
   Retained earnings ..............................        101,429         102,300
   Treasury shares at cost ........................        (40,759)        (40,871)
   Accumulated other comprehensive income .........            460           3,053
                                                         ---------       ---------
                Total shareholders' equity ........        161,329         164,869
                                                         ---------       ---------
                                                         $ 271,464       $ 290,192
                                                         =========       =========

----------------------------------------------------------------------------------
Common shares outstanding .........................          9,467           9,465
                                                         =========       =========

     See accompanying notes to condensed consolidated financial statements.


                                      (3)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Three Months Ended
                                                                      --------------------------
                                                                       March 28,       March 29,
(in thousands, except per share data)                                    1998             1997
------------------------------------------------------------------------------------------------
                                                                               (unaudited)
Revenue .............................................................    $ 66,507       $ 63,020

Cost of sales
    Inventory write-down associated with product line restructuring..       4,000             --
    Other ...........................................................      36,307         31,489
                                                                         --------       --------
       Total cost of sales ..........................................      40,307         31,489
                                                                         --------       --------
Gross margin .........................................................     26,200         31,531
                                                                         --------       --------
Operating expenses
    Selling, general and administrative ..............................     22,264         18,858
    Research and development .........................................      8,441          7,425
    Acquisition of in-process research and development ...............         --          6,500
    Restructuring of operations ......................................        500             --
                                                                         --------       --------
                                                                           31,205         32,783
                                                                         --------       --------
Loss from operations .................................................     (5,005)        (1,252)

Other income (expense)
    Interest income ..................................................        145            450
    Interest expense .................................................     (1,187)          (285)
    Other income (expense), net ......................................      4,673           (248)
                                                                         --------       --------
Loss before income taxes .............................................     (1,374)        (1,335)

Provision (benefit) for income taxes .................................       (503)         1,934
                                                                         --------       --------
Net loss .............................................................   $   (871)      $ (3,269)
                                                                         ========       ========
Basic and diluted net loss per share .................................   $  (0.09)      $  (0.34)
                                                                         ========       ========
Weighted average common shares outstanding -
    Basic and diluted ................................................      9,460          9,669
                                                                         ========       ========


     See accompanying notes to condensed consolidated financial statements.


                                      (4)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended
                                                                        -----------------------------
                                                                              March 28,      March 29,
(in thousands)                                                                   1998          1997
-----------------------------------------------------------------------------------------------------
                                                                                     (unaudited)
Operating activities
   Net loss ............................................................      $   (871)      $ (3,269)
   Adjustments  to reconcile  net loss to net cash provided by (used in)
    operating activities
      Depreciation and amortization ....................................         2,420          2,046
      Gain on sale of marketable equity securities .....................        (6,321)            --
      Loss due to permanent impairment of equity securities ............         1,000             --
      Deferred income tax benefit ......................................        (1,375)          (586)
      Contribution to 401(k) plan in common stock ......................           156            228
      Changes in operating assets and liabilities
         Decrease in receivables .......................................         3,653          3,224
         (Increase) decrease in inventories ............................         5,390         (1,414)
         Decrease in prepaid expenses ..................................           668             23
         Increase (decrease) in accounts payable and accrued expenses ..            73           (611)
         Increase in deferred revenue ..................................           199            237
         Decrease in taxes on income ...................................        (1,235)          (140)
      Other ............................................................            --             61
                                                                              --------       --------
Net cash provided by (used in) operating activities ....................         3,757           (201)
                                                                              --------       --------
Investing activities
   Proceeds on sale of marketable equity securities ....................         6,333             --
   Investment in property, plant and equipment .........................        (1,186)        (1,859)
   Purchase of equity investments ......................................            --           (948)
   Other ...............................................................            13             28
                                                                              --------       --------
Net cash provided by (used in) investing activities ....................         5,160         (2,779)
                                                                              --------       --------
Effect of exchange rate changes on cash ................................            75            349
                                                                              --------       --------
Financing activities
   Increase in short-term borrowings ...................................         1,019          2,844
   Principal payments on long-term debt ................................       (15,243)          (187)
   Purchase of treasury stock ..........................................          (386)        (6,656)
   Exercise of stock options ...........................................            96            170
                                                                              --------       --------
Net cash used in financing activities ..................................       (14,514)        (3,829)
                                                                              --------       --------
Decrease in cash and cash equivalents ..................................        (5,522)        (6,460)
Cash and cash equivalents at beginning of period .......................        11,911         25,834
                                                                              --------       --------
Cash and cash equivalents at end of period .............................      $  6,389       $ 19,374
                                                                              ========       ========


     See accompanying notes to condensed consolidated financial statements.


                                      (5)

                             SPACELABS MEDICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Spacelabs Medical, Inc. and its subsidiaries, collectively referred to as the "Company." The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders.

     The information furnished reflects, in the opinion of management, all adjustments, consisting of only normally recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.


2.   Inventory

     Operating results for the first quarter of 1998 include a $4.0 million charge related to the write-down of inventory to expected market value associated with the Company's plan to accelerate the introduction of certain monitoring products.


3.   Restructuring of Operations

     During the first quarter of 1998, the Company incurred $0.5 million in restructuring costs as part of a number of restructuring programs to improve the Company's cost structure.


4.   Other Income (Expense)

     During the first quarter of 1998, the Company realized a gain of $6.3 million related to the sale of 350,000 shares of its equity investment in Physio Control International Corporation ("Physio"). Current quarter other income (expense) also includes $1.3 million of charges primarily related to the permanent impairment of an equity investment.


5.   Loss per Share

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the Company has reported both basic and diluted net loss per common share for




                                      (6)
     each period presented. Basic net loss per share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method and consist of unexercised employee stock options and unvested restricted shares outstanding. The denominators of dilutive net loss per share exclude the effect of options to purchase 101,706 and 122,073 shares for the three months ended March 28,1998, and March 29,1997, respectively, as including the effect of such options would be anti-dilutive.

6.   New Accounting Pronouncement

     In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that an entity report an amount representing total comprehensive income in condensed interim financial statements. The new pronouncement is effective for fiscal years beginning after December 15, 1997, and requires reclassification of certain financial data of earlier periods for comparative purposes.

     Comprehensive income, in general, refers to the total change in equity during a period except those changes that result from investments by owners and distributions to owners. Comprehensive income includes net income as well as an other comprehensive income component comprised of certain revenues, expenses, gains and losses that under generally accepted accounting principles are reflected in shareholders' equity but excluded from the determination of net income. In applying the new standard, the Company has segregated the total accumulated other comprehensive income (specifically, accumulated foreign currency translation adjustments and unrealized gains and losses on investments available-for-sale) from the other components of shareholders' equity in the accompanying Condensed Consolidated Balance Sheets. Comprehensive losses for the three month periods ended March 28, 1998, and March 29, 1997, are detailed below:


                                                                           Three Months Ended
                                                                        ------------------------
                                                                         March 28,     March 29,
     (in thousands)                                                        1998          1997
     ----------------------------------------------------------------  -------------------------
     Net loss .....................................................      $  (871)      $(3,269)
     Other comprehensive loss, net of tax:
        Foreign currency translation adjustments ..................         (183)         (675)
        Unrealized gains (losses) on securities:
          Unrealized gain (loss) arising during the period on
          securities held at end of period ........................          578          (978)
          Less: reclassification  adjustment for the portion of net
                realized gain included in net loss and previously
                reported in other comprehensive income ............       (2,988)           --
                                                                         -------       -------
     Comprehensive loss, net of tax ...............................      $(3,464)      $(4,922)
                                                                         =======       =======




                                      (7)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS

                                               -------------------------------------------------------
                                                                 Three months ended
                                               -------------------------------------------------------
                                                  March 28,    March 29,      Dollar       Percent
(dollars in millions, except per share data)       1998          1997         Change        Change
------------------------------------------------------------------------------------------------------
Revenue .....................................      $66.5         $63.0         $ 3.5           5.5%

Gross margin ................................       26.2          31.5          (5.3)        (16.9%)
  As a % of revenue .........................       39.4%         50.0%

Operating expenses excluding acquisition and
 restructuring charges ......................       30.7          26.3           4.4          16.8%
  As a % of revenue .........................       46.2%         41.7%

Acquisition and restructuring charges:
  Acquired research and development .........         --           6.5          (6.5)       (100.0%)
  Restructuring of operations ...............        0.5            --           0.5            --

Provision (benefit) for income taxes ........       (0.5)          1.9          (2.4)       (126.0%)
  Effective tax rate ........................       36.6%          *

Net loss ....................................      $(0.9)        $(3.3)        $ 2.4          73.4%

Basic and diluted net loss per share ........      $(0.09)       $(0.34)       $ 0.25         73.5%



Net income (loss) excluding inventory
write-down, acquisition costs, restructuring
charges, and other items deemed unusual in
nature** ....................................      $(0.7)        $ 3.2         $(3.9)       (120.5%)

Diluted net income (loss) per share excluding
inventory write-down, acquisition costs,
restructuring charges and other items
deemed unusual in nature ** .................      $(0.07)       $ 0.33        $(0.40)      (121.0%)

------------------------------------------------------------------------------------------------------
*Refer to Taxes below.  ** Refer to Net Loss below


Revenue

For the first quarter of 1998, worldwide revenue was $66.5 million, an increase of 5.5% when compared to the same quarter last year. Current quarter revenue includes approximately $11.9 million from the consolidation of the Burdick, Inc. ("Burdick") operations acquired during the third quarter of the previous year.

US revenue increased 10.4% to $44.3 million from $40.1 million in 1997. The increase in revenue was primarily attributable to the addition of the Burdick cardiology line offset in part by a decline in revenue from the Company's patient monitoring products. Current quarter revenue was adversely impacted by competitive pricing pressures in the patient monitoring market, realignment of the Company's sales territories and the accelerated introduction of the new SL1050(TM) monitor which competes with existing products. Domestically, the market for patient monitoring equipment



                                      (8)
continues to be very soft as a result of ongoing changes in the US healthcare delivery system. At this time, management sees no identifiable factor in the environment that would definitively signal an end to this trend.

International revenue, including export sales, declined by 3.0% to $22.2 million from $22.9 million in the same quarter a year ago. The decline in revenue was primarily due to the impact of unfavorable foreign currency exchange rates during the quarter, a troubled Asian economy and a reduction in the available beginning of the quarter backlog relative to the same period a year ago. The overall decline in international revenue was mitigated by the inclusion of international cardiology revenue as a result of the August 1997 Burdick acquisition. International revenue represented 33.4% of worldwide revenue for the first three months of 1998 as compared to 36.3% for the same period in 1997. While international revenue has historically offset declines in the domestic market, such revenue is currently subject to risk due to the economic instability in certain Asian countries.


Gross Margin

Gross margin for the quarter was 39.4% of revenue in 1998 compared to 50.0% in the same quarter of 1997. Current quarter margins were negatively impacted by a $4.0 million write-down of inventory resulting from the accelerated introduction of certain monitoring products. The Company is accelerating the introduction of these new products in order to maximize its position in the highly competitive patient monitoring market. Excluding the inventory write-down, the Company's gross margin for the quarter would have been 45.4% of current period revenue. Gross margin percentages were also adversely affected by the addition of the Burdick cardiology product line. While the addition of the Burdick line has had a favorable impact on the Company's gross margin from a dollar perspective, Burdick margins expressed as a percentage of revenue are generally below the Company's historical margins because the products are sold through distributor sales channels at prices that are typically lower than those available to end users. In addition, the Company's gross margin continued to be negatively influenced by unfavorable foreign exchange rates as well as worldwide pricing pressures attributable to increased competition and changes in the healthcare environment. At this time there is no evidence to suggest the aggressive worldwide pricing trend will not continue.


Operating Expenses

Selling, general and administrative expenses increased $3.4 million from $18.9 million during the first quarter of 1997 to $22.3 million during the first quarter of 1998. The increase is primarily related to the consolidation of Burdick operations in current period results. Selling, general and administrative expenses represented 33.5% of current period revenue as compared to 29.9% during the same period a year ago. The increase reflects the impact of lower US patient monitoring revenue relative to the fixed cost components of the Company's investment in selling, general and administrative activities. In addition, first quarter of 1998 expenses also include a $0.4 million charge representing a reserve against a large receivable affected by the devaluation of an Asian currency.

Research and development expenses were $8.4 million in the first quarter of 1998, an increase of 13.7% from the $7.4 million incurred in the same quarter last year. This increase is primarily attributable to the investment in cardiology product development associated with the acquisition of Burdick operations. As a percentage of quarterly revenue, research and development expenditures



                                      (9)
were 12.7% and 11.8% in 1998 and 1997, respectively, and were relatively consistent with historic levels. The Company continued to make a substantial investment in information systems development during the first quarter of 1998. Management expects this investment to continue as the Company proceeds with its transition into the software development market.


Acquisition and Restructuring Charges

During the first quarter of 1998, the Company incurred approximately $0.5 million in costs associated with a number of restructuring programs aimed at improving the Company's fixed and variable cost structure. Management expects to continue to incur additional restructuring charges related to these programs during the second quarter of 1998.

In the first quarter of 1997, the Company acquired $6.5 million of in-process research and development relating to its acquisition of Advanced Medical Systems ("AMS") located in Hamden, Connecticut.


Other Income (Expense)

During the first quarter of 1998, the Company recognized a $6.3 million gain on the sale of 350,000 shares of its investment in Physio Control International Corporation ("Physio") common stock, partially offset by charges primarily related to the write-down of certain other investments.

Interest expense for the first quarter of 1998 was approximately $1.2 million as compared to $0.3 million during the same period of the previous year. The change is principally due to the additional interest on the loan used to finance the acquisition of Burdick in 1997. Interest income was approximately $145,000 for the current quarter versus $450,000 during the first quarter of 1997. The decline in interest income reflects the reduction in available investment cash which was primarily used during the quarter to pay down the Company's long-term debt.

Also during the current quarter, the Company recognized a $38,000 loss from foreign currency exchange rate fluctuations compared to a $309,000 loss in the same quarter in the prior year. Losses in both periods reflect the impact of the strengthening US dollar against the currencies of the Company's foreign operations.


Taxes

The effective tax rate for the first quarter of 1998 was 36.6%. The comparative effective tax rate for the same period of the prior year is not meaningful as the acquired in-process research and development costs were not deductible for tax purposes. As a result, the tax expense for the first quarter of 1997 was approximately $1.9 million on the pretax loss of $1.3 million.





                                      (10)

Net Loss

Primarily resulting from the decline in US patient monitoring revenue, the Company incurred a net loss for the first quarter of 1998 of $0.9 million or $0.09 per share. Net loss during the first quarter of 1997 was $3.3 million or $0.34 per share.

Excluding the write-down of inventory, restructuring charges, and the gain on the sale of Physio stock offset by certain investment write-downs and other unusual charges, the net loss for the first quarter of 1998 would have been $0.7 million or $0.07 per share. In the same period of 1997, excluding in-process research and development charges related to the acquisition of AMS, the Company's net income would have been $3.2 million or $0.33 per share. Net income exclusive of these unusual activities is a non-GAAP measure and investors should not rely on it as a substitute for GAAP measures. Because such activities are irregular in nature, management believes that a measure of net income excluding these activities is meaningful and useful to investors as it provides an alternative basis with which management and investors can assess the profitability of the Company's core operations.



                          CAPITAL RESOURCES & LIQUIDITY

                                                 ----------------------------------------------------
                                                   March 28,   December 26,    Dollar     Percent
(dollars in millions)                                1998          1997        Change      Change
-----------------------------------------------------------------------------------------------------
Cash and short-term investments.................     $  7.4       $ 12.9      $ (5.5)     (42.7%)

Marketable securities...........................        6.1         10.9        (4.7)     (43.5%)

Working capital.................................      104.1        120.6       (16.6)     (13.7%)

Long-term obligations...........................       52.7         66.8       (14.1)     (21.1%)

Shareholders' equity............................      161.3        164.9        (3.5)      (2.1%)

------------------------------------------------------------------------------------------------------


Capital Resources and Liquidity

Cash and Working Capital

As of March 28, 1998, cash and short-term investments totaled $7.4 million compared to $12.9 million on December 26, 1997. The short-term investment portfolio is invested among diversified security types and issuers, and it does not include any derivative products. Overall, working capital declined by $16.6 million during the period to $104.1 million at quarter end. In general, the Company utilized cash and other components of working capital to reduce long-term debt by approximately $15.2 million. Working capital also declined as a result of the $4.0 million write-down of certain monitoring product inventory as discussed above.




                                      (11)

Cash Provided (Used) by Operating Activities

During the first quarter of 1998 the Company generated $3.8 million in cash from operations compared to a net cash outflow from operations of $0.2 million during the same period in 1997.

Investing Activities

Current period cash provided by investing activities included $6.3 million in proceeds on the sale of 350,000 shares of the Company's investment in Physio common stock. As of March 28, 1998, the Company's remaining investment in Physio common stock totaled 355,952 shares. Management intends to continue to sell a portion of this investment during the second quarter. During the first quarter of 1998 the Company also invested $1.2 million in property, plant and equipment.

Financing Activities

During the quarter the Company made principal payments of approximately $15.2 million on its long-term debt, of which $13.9 million was used to reduce the revolving debt originated in 1997. The Company also continued to make monthly payments of $62,500 on the approximately $13.3 million of unsecured bank debt originated in 1995.

Under the share repurchase program approved by the Board of Directors, the Company is authorized to acquire up to three million shares of stock to service the Company's various employee benefit plans and support any other purposes the Company deems appropriate. During the first quarter of 1998, the Company repurchased 18,000 shares of the Company's common stock for approximately $0.4 million. As of March 28, 1998, the Company had repurchased approximately 2,147,954 shares under the program.

Future Cash Flow and Liquidity

In addition to the approximately $26.9 million remaining available on the $35.0 million revolving credit facility, the Company also has available US unsecured bank lines of credit totaling $11.0 million as well as several small credit lines to meet the operating requirements of its international subsidiaries. While the Company elected to repay approximately $13.9 million of the revolving debt obligation during the first quarter of 1998, such repayments do not preclude the Company from drawing upon this facility in the future to meet cash flow needs. Management believes that existing cash and short-term investments, marketable securities and cash flow from operations, together with available credit lines and the revolving debt facility, will continue to be sufficient to meet ongoing operating requirements as well as the Company's investment in capital additions and research and development activities. In connection with research and development, cash may be used from time to time to acquire technology or to fund strategic ventures.


Forward Looking Information

Statements that are not based on historical facts are forward-looking statements subject to uncertainties and risks, including, but not limited to product and service demand and acceptance, adverse economic conditions, adverse exchange rate fluctuations and political risks, the impact of competition and pricing, capacity and supply constraints or difficulties, the failure to achieve product development objectives, unanticipated costs and risks associated with Year 2000 compliance and other risks detailed in the Company's Securities and Exchange Commission filings.



                                      (12)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SPACELABS MEDICAL, INC.
                                                     (Registrant)


DATE:  May 8, 1998                    BY:   /s/ Carl A. Lombardi
                                         -----------------------------------
                                                 Carl A. Lombardi

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



                                      (13)