Form 10-Q
period 1998-06-27
SPACELABS MEDICAL INC
filed 1998-08-11
CIK 886142

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

                         COMMISSION FILE NUMBER 0-20083

                               ------------------



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

      Common stock, par value $.01 per share: 9,418,593 shares outstanding as of July 24, 1998




                    Page 1 of 18 sequentially numbered pages


================================================================================

                             SPACELABS MEDICAL, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998


                                TABLE OF CONTENTS



                                                                                               Page
PART I.     Financial Information

Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets
                 - June 27, 1998 (unaudited) and December 26, 1997...........................    3
            Condensed Consolidated Statements of Operations (unaudited)
                - Three and Six Months Ended June 27, 1998 and June 28, 1997.................    4
            Condensed Consolidated Statements of Cash Flows (unaudited)
                - Six Months Ended June 27, 1998 and June 28, 1997...........................    5
            Notes to Condensed Consolidated Financial Statements.............................    6

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................................    9


PART II.    Other Information

Item 4.     Submission of Matters to Vote of Security Holders................................   16

Item 5.     Other Information

            Discretionary Voting of Proxies on Shareholder Proposals.........................   16

Item 6.     Exhibits and Reports on Form 8-K.................................................   17






                                      (2)

PART I.

Item 1.  Financial Statements


                             SPACELABS MEDICAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                          -----------------------------
                                                                           June 27,        December 26,
(in thousands)                                                               1998              1997
-------------------------------------------------------------------------------------------------------
                                                                         (unaudited)
                                     ASSETS
Current assets
   Cash and short-term investments .................................      $   4,845           $  12,934
   Marketable securities ...........................................             --              10,859
   Receivables .....................................................         69,856              70,691
   Inventories
     Raw materials .................................................         13,926              16,965
     Work in process ...............................................         10,183               8,516
     Finished products .............................................         15,360              16,115
     Demonstration equipment .......................................          5,444               5,635
     Customer service parts and equipment ..........................         12,605              12,548
                                                                          ---------           ---------
                                                                             57,518              59,779
                                                                          ---------           ---------
   Prepaid expenses ................................................          1,853               2,304
   Deferred income taxes ...........................................         28,230              22,557
                                                                          ---------           ---------
               Total current assets ................................        162,302             179,124
                                                                          ---------           ---------

Property, plant and equipment, net .................................         64,475              65,334
Deferred income taxes ..............................................          1,591               1,495
Other assets, net ..................................................         40,407              44,239
                                                                          ---------           ---------
                                                                          $ 268,775           $ 290,192
                                                                          =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Short-term borrowings ...........................................      $   3,009           $   1,314
   Current portion of long-term debt ...............................          3,173               5,507
   Accounts payable and accrued expenses ...........................         47,525              44,131
   Deferred revenue ................................................          4,755               4,082
   Taxes on income .................................................          2,754               3,443
                                                                          ---------           ---------
                Total current liabilities ..........................         61,216              58,477
                                                                          ---------           ---------

Long-term obligations ..............................................         51,576              66,846

Shareholders' equity
   Common stock, paid-in capital and unearned stock compensation....        100,230             100,387
   Retained earnings ...............................................        101,139             102,300
   Treasury shares at cost .........................................        (41,423)            (40,871)
   Accumulated other comprehensive income ..........................         (3,963)              3,053
                                                                          ---------           ---------
           Total shareholders' equity ..............................        155,983             164,869
                                                                          ---------           ---------
                                                                          $ 268,775           $ 290,192
                                                                          =========           =========
Common shares outstanding ..........................................          9,428               9,465
                                                                          =========           =========

     See accompanying notes to condensed consolidated financial statements.



                                      (3)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended            Six Months Ended
                                                     ------------------------------------------------------
                                                      June 27,       June 28,       June 27,       June 28,
(in thousands, except per share data)                   1998           1997           1998           1997
-----------------------------------------------------------------------------------------------------------
                                                                           (unaudited)
Revenue ........................................     $  66,015      $  62,140      $ 132,521      $ 125,160

Cost of sales
     Year 2000 accrual, write-down of intangible
       assets and inventory ....................         3,168             --          7,168             --
     Other .....................................        34,834         31,017         71,140         62,506
                                                     ---------      ---------      ---------      ---------
        Total cost of sales ....................        38,002         31,017         78,308         62,506
                                                     ---------      ---------      ---------      ---------

Gross margin ...................................        28,013         31,123         54,213         62,654
                                                     ---------      ---------      ---------      ---------

Operating expenses
     Selling, general and administrative .......        22,481         18,595         44,745         37,454
     Research and development ..................         7,853          7,745         16,294         15,169
     Acquisition of in-process research
       and development .........................            --             --             --          6,500
     Restructuring of operations ...............         3,059             --          3,559             --
                                                     ---------      ---------      ---------      ---------
                                                        33,393         26,340         64,598         59,123
                                                     ---------      ---------      ---------      ---------

Income (loss) from operations ..................        (5,380)         4,783        (10,385)         3,531

Other income (expense)
     Interest income ...........................           115            424            260            875
     Interest expense ..........................        (1,091)          (260)        (2,278)          (545)
     Other income (expense), net ...............         5,900           (185)        10,573           (434)
                                                     ---------      ---------      ---------      ---------

Income (loss) before income taxes ..............          (456)         4,762         (1,830)         3,427

Provision (benefit) for income taxes ...........          (166)         1,790           (669)         3,724
                                                     ---------      ---------      ---------      ---------

Net income (loss) ..............................     $    (290)     $   2,972      $  (1,161)     $    (297)
                                                     =========      =========      =========      =========

Basic net income (loss) per share ..............     $   (0.03)     $    0.31      $   (0.12)     $   (0.03)
                                                     =========      =========      =========      =========

Diluted net income (loss) per share ............     $   (0.03)     $    0.31      $   (0.12)     $   (0.03)
                                                     =========      =========      =========      =========

Weighted average common shares outstanding -
     Basic .....................................         9,446          9,566          9,453          9,618
                                                     =========      =========      =========      =========
     Diluted ...................................         9,446          9,684          9,453          9,618
                                                     =========      =========      =========      =========


     See accompanying notes to condensed consolidated financial statements.




                                      (4)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              Six Months Ended
                                                                           ----------------------
                                                                           June 27,        June 28,
(in thousands)                                                              1998             1997
-------------------------------------------------------------------------------------------------
                                                                                 (unaudited)
Operating activities

   Net loss ..........................................................     $ (1,161)     $   (297)

   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities
   Depreciation and amortization .....................................        4,773         4,929
   Gain on sale of marketable equity securities ......................      (13,113)           --
   Write-down of marketable securities and certain long-term assets...        4,119            --
   Deferred income tax benefit .......................................       (2,324)         (659)
   Contribution to 401(k) plan in common stock .......................          321           379
   Changes in operating assets and liabilities
      Decrease in receivables ........................................          624         6,632
      (Increase) decrease in inventories .............................        1,913        (5,621)
      Decrease in prepaid expenses ...................................          449         1,084
      Increase (decrease) in accounts payable and accrued expenses....        3,438          (670)
      Increase in deferred revenue ...................................          673           593
      Decrease in taxes on income ....................................         (762)         (181)
      Other ..........................................................           18          (189)
                                                                           --------      --------
Net cash provided by (used in) operating activities ..................       (1,032)        6,000
                                                                           --------      --------

Investing activities
   Proceeds on sale of marketable equity securities ..................       13,135            --
   Investment in property, plant and equipment .......................       (2,885)       (5,264)
   Proceeds on maturity of short-term investments, net ...............        1,023            28
   Purchase of equity investments ....................................           --        (5,231)
   Other .............................................................         (189)            1
                                                                           --------      --------
Net cash provided by (used in) investing activities ..................       11,084       (10,466)
                                                                           --------      --------

Effect of exchange rate changes on cash ..............................           (9)          372
                                                                           --------      --------

Financing activities
   Increase in short-term borrowings .................................        1,695         2,289
   Principal payments on long-term debt ..............................      (17,609)         (375)
   Purchase of treasury stock ........................................       (1,308)       (7,048)
   Exercise of stock options .........................................          113           349
                                                                           --------      --------
Net cash used in financing activities ................................      (17,109)       (4,785)
                                                                           --------      --------

Decrease in cash and cash equivalents ................................       (7,066)       (8,879)
Cash and cash equivalents at beginning of period .....................       11,911        25,834
                                                                           --------      --------

Cash and cash equivalents at end of period ...........................     $  4,845      $ 16,955
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


2.   Gross Margin

     Gross margin results through the second quarter of 1998 include: a $1.2 million charge reflecting the expected cost of addressing year 2000 compliance in products that were sold to customers during previous periods, $2.0 million in charges related to the write-off of intangible assets associated with product line technology rendered obsolete due to the evolution of the Company's products and a $4.0 million charge related to the write-down of inventory to expected market value in accordance with the Company's plan to accelerate the introduction of certain monitoring products.


3.   Restructuring of Operations

     Through the second quarter of 1998, the Company incurred $3.6 million in restructuring charges primarily associated with initiatives aimed at containing costs and improving the Company's cost structure.


     Other Income (Expense)

     During the first and second quarters of 1998, the Company realized gains totaling $13.1 million related to the sale of its equity investment in Physio Control International Corporation ("Physio"). Through the second quarter of 1998, other income (expense) also includes $2.1 million in charges primarily related to the write-down of certain investments.




                                      (6)

5.   Income (Loss) per Share

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the Company has reported both basic and diluted net income (loss) per common share for each period presented. Basic net income (loss) per share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net income
     (loss) per share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method and consist of unexercised stock options and unvested restricted shares outstanding. The denominators of diluted net income (loss) per share exclude the effect of unvested restricted stock and unexercised stock options representing the potential rights to 2,775,820 and 1,656,549 shares for the second quarters of 1998 and 1997, respectively, as well as 2,775,820 and 2,073,249 shares for the first six months of 1998 and 1997, respectively, as including the effect of such instruments would be antidilutive. The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share calculations on a quarter and year-to-date basis for 1998 and 1997.



                                                       Three Months Ended         Six Months Ended
                                                      --------------------     ----------------------
                                                      June 27,    June 28,     June 27,       June 28,
(in thousands, except per share data)                  1998         1997        1998           1997
                                                      -------      -------     -------      ---------
Numerator:
   Net income (loss) ............................     $  (290)     $ 2,972     $(1,161)     $    (297)

Denominator:
   Weighted-average common shares outstanding ...       9,446        9,566       9,453          9,618
   Effect of Dilutive Potential Common Shares:
        Unvested restricted stock and unexercised
        stock options outstanding ...............          --          118          --             --
                                                      -------      -------     -------      ---------
                                                        9,446        9,684       9,453          9,618

Basic net income (loss) per share ...............     $ (0.03)     $  0.31     $ (0.12)     $   (0.03)
Diluted net income (loss) per share .............     $ (0.03)     $  0.31     $ (0.12)     $   (0.03)


6.   Comprehensive Income

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




                                      (7)

Comprehensive income (loss) for the three and six month periods ended June 27, 1998, and June 28, 1997, are detailed below:


                                                             Three Months Ended         Six Months Ended
                                                            --------------------      --------------------
                                                            June 27,     June 28,     June 27,     June 28,
(in thousands)                                                1998         1997         1998         1997
                                                            -------      -------      -------      -------
Net income (loss) .....................................     $  (290)     $ 2,972      $(1,161)     $  (297)
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments ..........        (439)        (212)        (624)        (887)
    Unrealized gains on securities:
      Unrealized gain arising during the period on
      securities held at end of period ................          --        1,372           --          393
      Less:
        reclassification adjustment for portion of net
        realized gain included in results of operations
        and previously reported in other comprehensive
        income ........................................      (3,984)          --       (6,392)          --
                                                            -------      -------      -------      -------
Comprehensive income (loss), net of tax ...............     $(4,713)     $ 4,132      $(8,177)     $  (791)
                                                            =======      =======      =======      =======






                                      (8)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS


                                               ---------------------------------------   ---------------------------------------
                                                         Three months ended                         Six months ended
                                               ---------------------------------------   ---------------------------------------
                                               June 27,    June 28,  Dollar     Percent   June 27,   June 28,  Dollar   Percent
(dollars in millions, except per share data)     1998        1997    Change     Change      1998       1997    Change   Change
--------------------------------------------------------------------------------------------------------------------------------
Revenue ...............................        $  66.0    $  62.1   $   3.9       6.2%   $  132.5   $  125.2   $  7.4      5.9%

Gross margin ..........................           28.0       31.1      (3.1)    (10.0%)      54.2       62.7     (8.4)   (13.5%)
  As a % of revenue ...................           42.4%      50.1%                           40.9%      50.1%

Operating expenses excluding
  acquisition and
  restructuring charges ...............           30.3       26.3       4.0      15.2%       61.0       52.6      8.4     16.0%
  As a % of revenue ...................           45.9%      42.4%                           46.1%      42.0%

Acquisition and restructuring charges :
  Acquired research and development ...             --         --        --        --          --        6.5     (6.5)  (100.0%)
  Restructuring of operations .........            3.1         --       3.1        --         3.6         --      3.6       --

Provision (benefit) for income taxes ..           (0.2)       1.8      (2.0)   (109.3%)      (0.7)       3.7     (4.4)  (118.0%)
  Effective tax rate ..................           36.4%      37.3%                           36.6%        *

Net income (loss) .....................        $  (0.3)   $   3.0   $  (3.3)   (109.8%)  $   (1.2)  $   (0.3)  $ (0.9)  (290.9%)

Basic net income (loss) per share .....        $  (0.03)  $   0.31  $  (0.34)  (109.9%)  $   (0.12) $   (0.03) $ (0.09) (297.7%)

Diluted net income (loss) per share ...        $  (0.03)  $   0.31  $  (0.34)  (110.0%)  $   (0.12) $   (0.03) $ (0.09) (297.7%)



Net income (loss) excluding items
   deemed unusual in nature** .........        $  (0.2)   $   3.0   $  (3.2)   (106.7%)  $   (0.9)  $    6.2   $ (7.1)  (114.5%)

Diluted net income (loss) per share
   excluding items deemed unusual in
   nature ** ..........................        $  (0.03)  $   0.31  $  (0.34)  (109.7%)  $   (0.10) $    0.64  $ (0.74) (115.6%)

--------------------------------------------------------------------------------------------------------------------------------

*Refer to Taxes below.  ** Refer to Net Loss below


Revenue

For the second quarter of 1998, worldwide revenue was $66.0 million, an increase of 6.2% when compared to the same quarter last year. Current quarter revenue includes approximately $11.7 million from the consolidation of the Burdick cardiology products acquired during the third quarter of the previous year.

US revenue for the quarter increased 17.7% to $47.3 million from $40.2 million in the same quarter a year ago. The increase in revenue was primarily attributable to the addition of the Burdick cardiology product line offset in part by a decline in revenue from the Company's patient monitoring products. Although patient monitoring revenue was down when compared to the same quarter last year, patient monitoring revenue was up when compared to the first quarter of 1998. While management




                                      (9)
is encouraged by these results, the market for patient monitoring equipment continues to be extremely competitive as a result of ongoing changes in the US healthcare delivery system. At this time, management sees no identifiable factor in the environment that would definitively signal an end to this situation.

Second quarter international revenue, including export sales, declined by 14.7% to $18.7 million from $22.0 million in the same quarter a year ago. The decline in revenue was primarily due to a delay in closing some large sales orders, the Asian economic situation and the impact of unfavorable foreign currency exchange rates during the quarter. The overall decline in international revenue was mitigated by the inclusion of international cardiology revenue as a result of the Burdick acquisition. International revenue represented 28.4% of worldwide revenue for the second quarter of 1998 as compared to 35.3% for the same period in 1997.

On a year-to-date basis, worldwide revenue was $132.5 million, an increase of 5.9% when compared to the same period a year ago. Current year revenue includes approximately $23.6 million from the consolidation of Burdick products.

US revenue for the first six months of 1998 increased 14.0% to $91.6 million from $80.3 million during the same period a year ago. The increase in revenue is primarily due to the addition of the Burdick cardiology line which has offset a decline in patient monitoring revenue. International revenue for the first six months declined 8.7% to $40.9 million in the current year as compared to $44.8 million during the first six months of 1997. The decline reflects the impact of unfavorable foreign currency exchange rates, a reduction in beginning of the year backlog relative to the same period a year ago and the factors discussed above regarding second quarter results. On a year-to-date basis, international revenue represented 30.9% as compared to 35.8% for the same period in 1997.


Gross Margin

Gross margin for the quarter was 42.4% of revenue in 1998 compared to 50.1% in the same quarter of 1997. Current quarter margins were negatively impacted by a $1.2 million charge related to the expected cost of addressing year 2000 compliance in products sold to customers during previous periods as well as a $2.0 million charge related to the write-off of intangible assets associated with product line technology rendered obsolete due to the evolution of new products. Excluding these charges, the Company's gross margin for the quarter would have been 47.2% of current period revenue. Current quarter gross margin percentages were also adversely affected by the addition of the Burdick cardiology product line. While the addition of the Burdick line has had a favorable impact on the Company's gross margin from a dollar perspective, Burdick margins expressed as a percentage of revenue are generally below the Company's historical margins because the products are sold through distributor sales channels at prices that are typically lower than those available to end users. In addition, the Company's gross margin continued to be negatively influenced by unfavorable foreign exchange rates as well as worldwide pricing pressures attributable to increased competition and changes in the healthcare environment. At this time there is no evidence to suggest the worldwide pricing trend will not continue.





                                      (10)

Gross margin for the first six months of 1998 was 40.9% of revenue compared to 50.1% during the same period a year ago. In addition to the impact of the second quarter charges identified above, current year margins were also negatively impacted by a $4.0 million write-down of inventory during the first quarter as a result of the accelerated introduction of certain monitoring products. Excluding the first quarter inventory write-down and the current quarter charges related to year 2000 compliance and obsolete product line technology, the gross margin for the first six months of 1998 would have been 46.3% of year-to-date revenue compared to the 50.1% achieved in 1997.


Operating Expenses

Selling, general and administrative expenses increased $3.9 million from $18.6 million during the second quarter of 1997 to $22.5 million during the second quarter of 1998. On a year-to-date basis, selling, general and administrative expenses increased $7.3 million from $37.5 million during the first six months of 1997 to $44.7 million during the same period in the current year. The increases in expenses, both for the quarter and on a year-to-date basis, are primarily related to the consolidation of Burdick operations in current period results. On a year-to-date basis, selling, general and administrative expenses represented 33.8% of current year revenue as compared to 29.9% during the same period a year ago. The increase reflects the impact of lower revenue relative to the fixed cost components of the Company's investment in selling, general and administrative activities.

Research and development expenses were $7.9 million in the second quarter of 1998, an increase of $0.1 from the $7.7 million incurred in the same quarter last year. On a year-to-date basis, research and development expenses increased $1.1 million to $16.3 million as compared to $15.2 million during the first six months in 1997. The increases, both on a quarter and year-to-date basis, are primarily due to the investment in cardiology product development associated with the acquisition of Burdick operations. The impact of cardiology product development expenses on current quarter results was partially offset by curtailed spending in certain other product development programs as a result of cost reduction efforts initiated during the first quarter of 1998. As a percentage of year-to-date revenue, research and development expenditures were 12.3% and 12.1% in 1998 and 1997, respectively, and were relatively consistent with historic levels.


Restructuring of Operations

During the second quarter of 1998, the Company incurred approximately $3.1 million of additional charges associated with the completion of restructuring programs initiated during the first quarter of 1998 to improve the Company's cost structure. On a year-to-date basis, expenses incurred under these programs totaled approximately $3.6 million. Management anticipates that these initiatives will result in pretax savings of approximately $5.0 million per year on a go-forward basis. No further charges are expected to be incurred as a result of these cost reduction initiatives.


Acquisition

During the first six months of 1997, the Company incurred a $6.5 million charge for in-process research and development relating to its acquisition of Advanced Medical Systems located in Hamden, Connecticut.




                                      (11)

Other Income (Expense)

During the second quarter of 1998, the Company recognized a $6.8 million gain on the sale of the remaining 355,952 shares of its investment in Physio Control International Corporation ("Physio") common stock, which was partially offset by charges primarily related to the write-down of an investment. On a year-to-date basis, the Company recognized gains of $13.1 million on the sale of its investment in Physio common stock, which was partially offset by $2.1 million in charges primarily related to the write-down of certain investments.

Interest expense for the second quarter of 1998 was approximately $1.1 million as compared to $0.3 million during the same period of the previous year. On a year-to-date basis, interest expense totaled approximately $2.3 million in 1998 versus $0.5 million in 1997. The increases in interest expense, both on a quarterly and year-to-date basis, are principally due to the additional interest on the loan used to finance the acquisition of Burdick in 1997. Interest income was approximately $115,000 for the current quarter versus $424,000 during the first quarter of 1997. On a year-to-date basis, interest income totaled approximately $260,000 in 1998 versus $875,000 in 1997. The declines in interest income, both on a quarterly and year-to-date basis, reflect the reduction in available investment cash in 1998 as the Company has used available cash to reduce its outstanding loan balances.

Also during the current quarter, the Company recognized an $88,000 loss from foreign currency exchange rate fluctuations as compared to a $58,000 loss in the same quarter in the prior year. Year-to-date, the Company recognized foreign exchange losses of $125,000 in 1998 versus $368,000 in 1997. The exchange losses reflect the impact of the strengthening US dollar against the currencies of the Company's foreign operations.


Taxes

The effective tax rate for the second quarter of 1998 was 36.4% versus 37.3% in the same period a year ago. On a year-to-date basis, the effective tax rate for 1998 was 36.6%. The comparative effective tax rate for the same period of the prior year is not meaningful as the acquired in-process research and development costs incurred during the first quarter of 1997 were not deductible for tax purposes. As a result, the tax expense for the first six months of 1997 was approximately $3.7 million on pretax income of $3.4 million.


Net Loss

The Company incurred a net loss for the second quarter of 1998 of $0.3 million or $0.03 per share as compared to net income of $3.0 million or $0.31 per share during the same period a year ago. During the first six months of the current year the Company incurred a net loss of $1.2 million or $0.12 per share as compared to a year-to-date net loss of $0.3 million or $0.03 per share during 1997.

Excluding the gains on the sale of Physio stock and charges related to year 2000 compliance, restructuring, the write-down of inventory, intangibles and investments and other unusual expenses, the net loss for the first six months of 1998 would have been $0.9 million or $0.10 per share instead of the reported net loss of $1.2 million or $0.12 per share. Excluding in-process research and



                                      (12)
development charges related to the acquisition of Advanced Medical Systems, the Company's net income for the first six months of 1997 would have been $6.2 million or $0.64 per share as compared to the reported net loss of $0.3 million or $0.03 per share. On a net basis, the effect of the activities mentioned above on second quarter of 1998 net loss was not significant, and no unusual items occurred during the second quarter of 1997.

Net income (loss) exclusive of these unusual activities is a non-GAAP measure and investors should not rely on it as a substitute for GAAP measures. Because such activities are irregular in nature, management believes that a measure of net income excluding these activities is meaningful and useful to investors as it provides an alternative basis with which management and investors can assess the profitability of the Company's core operations.



                          CAPITAL RESOURCES & LIQUIDITY


                                                    ------------------------------------------------
                                                    June 27,    December 26,   Dollar       Percent
(dollars in millions)                                 1998         1997        Change        Change
-----------------------------------------------------------------------------------------------------
Cash and short-term investments .............       $    4.8     $   12.9     $  (5.5)       (42.7%)

Marketable securities .......................           --           10.9       (10.9)      (100.0%)

Working capital .............................          101.1        120.6       (19.6)       (16.2%)

Long-term obligations .......................           51.6         66.8       (15.3)       (22.8%)

Shareholders' equity ........................          156.0        164.9        (8.9)        (5.4%)

----------------------------------------------------------------------------------------------------


Capital Resources and Liquidity

Cash and Working Capital

As of June 27, 1998, cash and short-term investments totaled $4.8 million compared to $12.9 million on December 26, 1997. The short-term investment portfolio is invested among diversified security types and issuers, and it does not include any derivative products. Overall, working capital declined by $19.6 million during the year to $101.1 million at the end of the second quarter. In general, the Company utilized cash and other components of working capital to reduce long-term debt by approximately $15.3 million. The decline in working capital also reflects the impact of the $4.0 million first quarter write-down of monitoring product inventory, $1.4 million in unpaid charges associated with the Company's 1998 restructuring programs and $1.2 million in accrued charges related to Year 2000 compliance, partially offset by an increase in net deferred tax assets primarily associated with the gain realized on the sale of the Company's investment in Physio stock.



                                      (13)

Cash Provided (Used) by Operating Activities

During the first six months of 1998 the Company used $1.0 million in cash from operations as compared to generating $6.0 million from operations during the same period a year ago.


Investing Activities

Current year cash provided by investing activities included pretax proceeds of $13.1 million on the sale of the Company's investment in Physio common stock. As of the end of the period, the Company had liquidated all 705,952 of the Physio shares held at the end of 1997. During the first six months of 1998 the Company invested $2.9 million in property, plant and equipment as compared to $5.3 million during the first six months a year ago. While the rate of capital investment during the first six months of 1998 was considerably lower than prior year, management anticipates capital expenditures to increase somewhat in the future, aligning closer to the rate in 1997. Prior year investing activities also included a $4.0 million investment in Tempus Software, Incorporated.


Financing Activities

During the first six months of 1998 the Company made principal payments of approximately $17.6 million on its long-term debt, of which $14.9 million was used to reduce the revolving debt originated in 1997 and $2.3 million used to make scheduled payments towards the debt associated with the Company's prior year acquisition of Ameritech Knowledge Data, Inc.. The Company also continued to make monthly payments of $62,500 on the approximately $13.1 million of unsecured bank debt originated in 1995.

During the first six months of 1998, the Company repurchased 71,000 shares of the Company's common stock for approximately $1.3 million. Under the share repurchase program, 905,600 shares remained available for repurchase as of June 27, 1998. Shares acquired under the repurchase program are being used to service the Company's various employee benefit plans and may be used for other purposes the Company deems appropriate.

Future Cash Flow and Liquidity

In addition to the approximately $27.9 million remaining available on the $35.0 million revolving credit facility, the Company also has available US unsecured bank lines of credit totaling $11.0 million as well as several small credit lines to meet the operating requirements of its international subsidiaries. While the Company elected to repay approximately $14.9 million of the revolving debt obligation during the first six months of 1998, such repayments do not preclude the Company from drawing upon this facility in the future to meet cash flow needs provided that such borrowings comply with current loan covenants. Management believes that existing cash and short-term investments, coupled with cash flow from operations, available credit lines and the revolving debt facility, will continue to be sufficient to meet ongoing operating requirements as well as the Company's investment in capital additions and research and development activities. In connection with research and development, cash may be used from time to time to acquire technology or to fund strategic ventures.



                                      (14)

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


The Company is currently working to resolve the potential impact of the year 2000 regarding the Company's products, third party products and services used by the Company, and the Company's computerized information systems. Based on preliminary information, costs of addressing these issues are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the preliminary information is incorrect or if the Company, its customers or its vendors are unable to resolve such issues in a timely manner, this could result in material financial risk. Accordingly, the Company plans on devoting appropriate resources to resolve year 2000 issues in a timely manner, however, there can be no guarantees that such resolution will occur.




                                      (15)

PART II.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of Spacelabs Medical, Inc.'s shareholders was held on May 7, 1998. The following proposals were submitted to a vote:

a) The election of seven directors, each to hold office for a term of one year, each of whom were previously a director of SpaceLabs Medical, Inc. This proposal passed with the following number of votes:


                                              Affirmative      Abstentions
                                              -----------      -----------
            Gilbert W. Anderson                7,919,071         175,747
            Thomas J. Dudley, D.B.A.           7,918,590         176,228
            Harvey Feigenbaum, M.D.            7,921,460         173,358
            Carl A. Lombardi                   7,807,485         287,333
            Andrew R. Nara, M.D., Ph.D.        7,921,172         173,646
            Phillip M. Nudelman, Ph.D.         7,920,499         174,319
            Peter H. van Oppen                 7,914,970         179,848



b) Ratification of the appointment of KPMG Peat Marwick LLP as auditors for SpaceLabs Medical, Inc. for 1998. This proposal passed with 8,073,522 affirmative votes, 14,334 negative votes, and 6,962 abstentions.



Item 5.  Other Information

Discretionary Voting of Proxies on Shareholder Proposals

If Spacelabs Medical, Inc. does not receive notice at its principal executive offices on or before February 3, 1999, of a shareholder proposal for consideration at the 1999 annual meeting of shareholders, the proxies named by the Spacelabs Medical, Inc. Board of Directors with respect to the meeting shall have discretionary voting authority with respect to such proposal.



                                      (16)

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:


   Number          Description
   ------          -----------
    10.1       Amended and Restated Change of Control Agreement dated July 24,
               1998 between Spacelabs Medical, Inc. and Carl A. Lombardi.

    10.2       Change of Control Agreement dated July 24, 1998 between Spacelabs
               Medical, Inc. and James A. Richman.

    10.3       Change of Control Agreement dated July 24, 1998 between Spacelabs
               Medical, Inc. and Eugene V. DeFelice.



(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the three months ended June 27, 1998.




                                      (17)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SPACELABS MEDICAL, INC.
                                                  (Registrant)






DATE:  August 10, 1998




                                          BY:    /s/ Carl A. Lombardi
                                             ---------------------------------
                                                    Carl A. Lombardi

                                                Chairman of the Board and
                                                  Chief Executive Officer




                                          BY:    /s/ James A. Richman
                                             ---------------------------------
                                                     James A. Richman

                                                    Vice President and
                                                   Corporate Controller








                                      (18)

                             SPACELABS MEDICAL, INC.

                                  EXHIBIT INDEX


Exhibits:


   Number             Description
   ------             -----------
    10.1       Amended and Restated Change of Control Agreement dated July 24,
               1998 between Spacelabs Medical, Inc. and Carl A. Lombardi.

    10.2       Change of Control Agreement dated July 24, 1998 between Spacelabs
               Medical, Inc. and James A. Richman.

    10.3       Change of Control Agreement dated July 24, 1998 between Spacelabs
               Medical, Inc. and Eugene V. DeFelice.

    27.1       Financial Data Schedule

                                      (19)