Form 10-Q
period 1998-09-26
SPACELABS MEDICAL INC
filed 1998-11-10
CIK 886142

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________TO ______________.

                         COMMISSION FILE NUMBER 0-20083

                              ---------------------

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


      Common stock, par value $.01 per share: 9,418,974 shares outstanding as of October 23, 1998




                    Page 1 of 20 sequentially numbered pages


================================================================================

                             SPACELABS MEDICAL, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998


                                TABLE OF CONTENTS


                                                                                                   Page
                                                                                                   ----
PART I.     Financial Information

Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets
                - September 26, 1998 (unaudited) and December 26, 1997..........................    3

            Condensed Consolidated Statements of Operations (unaudited)
                - Three and Nine Months Ended September 26, 1998 and September 27, 1997.........    4

            Condensed Consolidated Statements of Cash Flows (unaudited)
                - Nine Months Ended September 26, 1998 and September 27, 1997...................    5

            Notes to Condensed Consolidated Financial Statements (unaudited)....................    6

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................................    9

PART II.    Other Information

Item 5.     Other Information

            Annual Shareholders Meeting ........................................................    18


Item 6.     Exhibits and Reports on Form 8-K....................................................    19





                                      (2)

PART I.

Item 1.  Financial Statements

                             SPACELABS MEDICAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------------------------
                                                                     September 26,    December 26,
(in thousands)                                                            1998           1997
--------------------------------------------------------------------------------------------------
                                                                      (unaudited)

                                     ASSETS

Current assets
  Cash and short-term investments ................................      $   8,853       $  12,934
  Marketable equity securities ...................................             --          10,859
  Receivables ....................................................         72,995          70,691
  Inventories ....................................................         63,395          59,779
  Prepaid expenses ...............................................          2,534           2,304
  Deferred income taxes ..........................................         28,438          22,557
                                                                        ---------       ---------
               Total current assets ..............................        176,215         179,124
                                                                        ---------       ---------

Property, plant and equipment, net ...............................         64,481          65,334
Deferred income taxes ............................................          2,292           1,495
Other assets, net ................................................         40,273          44,239
                                                                        ---------       ---------
                                                                        $ 283,261       $ 290,192
                                                                        =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Short-term borrowings ..........................................      $   3,490       $   1,314
  Current portion of long-term debt ..............................          1,980           5,507
  Accounts payable and accrued expenses ..........................         48,825          44,131
  Deferred revenue ...............................................          5,068           4,082
  Taxes on income ................................................          4,032           3,443
                                                                        ---------       ---------
                Total current liabilities ........................         63,395          58,477
                                                                        ---------       ---------

Long-term obligations ............................................         62,204          66,846

Shareholders' equity
  Common stock, paid-in capital and unearned stock compensation...         100,037         100,387
  Retained earnings ..............................................         102,831         102,300
  Treasury shares at cost ........................................         (41,306)        (40,871)
  Accumulated other comprehensive income .........................          (3,900)          3,053
                                                                         ---------       ---------
               Total shareholders' equity ........................         157,662         164,869
                                                                         ---------       ---------
                                                                         $ 283,261       $ 290,192
                                                                         =========       =========

--------------------------------------------------------------------------------------------------

Common shares outstanding ........................................           9,428           9,465
                                                                         =========       =========


     See accompanying notes to condensed consolidated financial statements.





                                      (3)

                             SPACELABS MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended          Nine Months Ended
                                                     ---------------------------------------------------
                                                     Sept. 26,     Sept. 27,     Sept. 26,     Sept. 27,
(in thousands, except per share data)                   1998          1997          1998         1997
--------------------------------------------------------------------------------------------------------
                                                                         (unaudited)
Revenue ...........................................    $  67,477     $  65,259     $ 199,998     $ 190,419

Cost of sales
  Year 2000 accrual, write-down of intangible
         assets and inventory .....................           --            --         7,168            --
  Other ...........................................       34,658        32,886       105,798        95,391
                                                       ---------     ---------     ---------     ---------
           Total cost of sales ....................       34,658        32,886       112,966        95,391
                                                       ---------     ---------     ---------     ---------
Gross margin ......................................       32,819        32,373        87,032        95,028
                                                       ---------     ---------     ---------     ---------

Operating expenses
  Selling, general and administrative .............       22,213        20,085        66,958        57,539
  Research and development ........................        7,203         7,696        23,497        22,866
  Acquisition of in-process research
     and development ..............................           --        27,467            --        33,967
  Restructuring of operations .....................           --           911         3,559           911
                                                       ---------     ---------     ---------     ---------
                                                          29,416        56,159        94,014       115,283
                                                       ---------     ---------     ---------     ---------

Income (loss) from operations .....................        3,403       (23,786)       (6,982)      (20,255)

Other income (expense)
  Interest income .................................          124           305           384         1,180
  Interest expense ................................       (1,191)         (621)       (3,469)       (1,167)
  Other income (expense), net .....................          369            10        10,942          (422)
                                                       ---------     ---------     ---------     ---------

Income (loss) before income taxes .................        2,705       (24,092)          875       (20,664)

Provision (benefit) for income taxes ..............        1,013        (1,085)          344         2,639
                                                       ---------     ---------     ---------     ---------

Net income (loss) .................................    $   1,692     $ (23,007)    $     531     $ (23,303)
                                                       =========     =========     =========     =========

Basic net income (loss) per share .................    $    0.18     $   (2.41)    $    0.06     $   (2.43)
                                                       =========     =========     =========     =========

Diluted net income (loss) per share ...............    $    0.18     $   (2.41)    $    0.06     $   (2.43)
                                                       =========     =========     =========     =========

Weighted average common shares outstanding -
  Basic ...........................................        9,425         9,538         9,442         9,591
                                                       =========     =========     =========     =========
  Diluted .........................................        9,498         9,538         9,522         9,591
                                                       =========     =========     =========     =========


     See accompanying notes to condensed consolidated financial statements.





                                      (4)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Nine Months Ended
                                                                                ------------------------
                                                                                Sept. 26,      Sept. 27,
(in thousands)                                                                    1998           1997
--------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
Operating activities
  Net income (loss) .......................................................      $    531       $(23,303)
  Adjustments to reconcile net income (loss) to net cash used in operating activities
       Depreciation and amortization ......................................         7,149          7,296
       Gain on sale of marketable equity securities .......................       (13,109)            --
       Write-down of marketable securities and certain long-term assets....         4,119             --
       Deferred income taxes ..............................................        (3,233)        (1,065)
       Contribution to 401(k) plan in common stock ........................           492            540
       Changes in operating assets and liabilities
            (Increase) decrease in receivables ............................        (2,093)         5,975
            Increase in inventories .......................................        (3,701)        (4,050)
            Increase in prepaid expenses ..................................          (222)          (278)
            Increase (decrease) in accounts payable and accrued expenses...         4,622         (1,989)
            Increase in deferred revenue ..................................         1,008            497
            Increase (decrease) in taxes on income ........................           665         (1,267)
       Other ..............................................................          (422)          (192)
                                                                                 --------       --------
Net cash used in operating activities .....................................        (4,194)       (17,836)
                                                                                 --------       --------

Investing activities
  Proceeds on sale of marketable equity securities ........................        13,135             --
  Investment in property, plant and equipment .............................        (4,818)        (7,659)
  Proceeds on maturity of short-term investments, net .....................         1,023             31
  Business acquisitions and purchases of equity investments ...............            --        (36,311)
  Other ...................................................................            --              6
                                                                                 --------       --------
Net cash provided by (used in) investing activities .......................         9,340        (43,933)
                                                                                 --------       --------
Effect of exchange rate changes on cash ...................................          (717)           340
                                                                                 --------       --------

Financing activities
  Increase in short-term borrowings .......................................         2,176          2,406
  Principal payments on long-term debt, net ...............................        (8,190)          (562)
  Proceeds from long-term debt ............................................            --         55,892
  Purchase of treasury stock ..............................................        (1,615)        (9,920)
  Exercise of stock options ...............................................           142          1,024
                                                                                 --------       --------
Net cash provided by (used in) financing activities .......................        (7,487)        48,840
                                                                                 --------       --------

Decrease in cash and cash equivalents .....................................        (3,058)       (12,589)
Cash and cash equivalents at beginning of period ..........................        11,911         25,834
                                                                                 --------       --------

Cash and cash equivalents at end of period ................................      $  8,853       $ 13,245
                                                                                 ========       ========


     See accompanying notes to condensed consolidated financial statements.





                                      (5)

                             SPACELABS MEDICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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


2.      Inventories

        The Company's inventories as of September 26, 1998 and December 26, 1997 were comprised as follows:

                                                        ----------------------
                                                        Sept. 26,    Dec. 26,
              (in thousands)                              1998         1997
              ----------------------------------------- ---------    ---------
              Raw materials and components ............ $15,569      $16,965
              Work in process .........................  13,335        8,516
              Finished products .......................  14,817       16,115
              Demonstration equipment .................   6,863        5,635
              Customer service parts and equipment ....  12,811       12,548
                                                        -------      -------
                                                        $63,395      $59,779
                                                        =======      =======

3.      Gross Margin

        Gross margin results for the nine month period ended September 26, 1998 include the following charges incurred during the first and second quarters: a $1.2 million charge reflecting the expected cost of addressing year 2000 compliance in products that were sold to customers during previous periods, $2.0 million in charges related to the write-off of intangible assets associated with product line technology rendered obsolete due to the evolution of the Company's products and a $4.0 million charge related to the write-down of inventory to expected market value in accordance with the Company's plan to accelerate the introduction of certain monitoring products.






                                      (6)

4.      Restructuring of Operations

        During the first and second quarters of 1998, the Company incurred $3.6 million in restructuring charges primarily associated with initiatives aimed at containing costs and improving the Company's cost structure. In the third quarter of 1997, the Company recorded $0.9 million in restructuring charges associated with the elimination of certain duplicative activities related to the acquisition of Burdick.


5.     Other Income (Expense)

        During the first and second quarters of 1998, the Company realized gains totaling $13.1 million related to the sale of its equity investment in Physio Control International Corporation. Other income (expense) for the nine months ended September 26, 1998 also includes $2.1 million in charges primarily related to the write-down of certain investments.


6.      Income (Loss) per Share

        Basic net income (loss) per share is based on the weighted-average number of common shares outstanding for the period. Diluted net income
        (loss) per share includes the effect of dilutive potential common shares outstanding, consisting of stock options and unvested restricted shares, using the treasury stock method. For the 1998 periods, unvested restricted stock and unexercised, out-of-the-money stock options representing the potential rights to 1,544,326 shares are excluded from the diluted calculation as their effects would be antidilutive. For the 1997 periods, the potential rights to 2,435,272 shares are excluded as their effects would be antidilutive. The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share calculations on a quarter and year-to-date basis for 1998 and 1997.

                                                                    Three Months Ended        Nine Months Ended
                                                                   ---------------------------------------------
                                                                   Sept. 26,   Sept. 27,    Sept. 26,  Sept. 27,
        (in thousands, except per share data)                        1998        1997         1998       1997
        -------------------------------------------------------    --------    --------     --------   ---------
          Net income (loss) ...................................    $  1,692    $(23,007)    $    531   $ (23,303)

        Denominator:
          Basic:  Weighted-average common shares outstanding...       9,425       9,538        9,442       9,591
          Effect of Dilutive Potential Common Shares:
              Unvested restricted stock and unexercised stock
              options outstanding .............................          73          --           80          --
                                                                   --------    --------     --------   ---------

          Diluted .............................................       9,498       9,538        9,522       9,591

        Basic net income (loss) per share .....................    $   0.18    $  (2.41)    $   0.06    $  (2.43)
        Diluted net income (loss) per share ...................    $   0.18    $  (2.41)    $   0.06    $  (2.43)





                                      (7)

7.      Employee Benefit Plans

        During the third quarter of 1998, the Company initiated a one-time program which allowed employees, other than executive officers, the opportunity to exchange outstanding options for new options under the 1993 Non-Officer Employee Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan. The program provided such employees the opportunity to exchange all of their outstanding options on a one-for-one basis for new options exercisable at the market price of the Company's common stock on the new date of the grant ($16.75). The maximum term of the new options was reduced from ten to five years and the vesting period was reset to a new four year period. This repricing program was designed to retain key employees and increase employee incentives to grow shareholder value. Options representing potential rights to a total of 854,975 shares were exchanged under this program.


8.      Comprehensive Income

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

        Comprehensive income (loss) for the three and nine month periods ended September 26, 1998, and September 27, 1997, are detailed below:

                                                                       Three Months Ended        Nine Months Ended
                                                                      --------------------     ---------------------
                                                                      Sept. 26,   Sept. 27,    Sept. 26,    Sept. 27,
        (in thousands)                                                  1998        1997         1998         1997
        ----------------------------------------------------------    --------    --------     --------     --------

        Net income (loss) ........................................    $  1,692    $(23,007)    $    531     $(23,303)
        Other comprehensive income (loss), net of tax:
             Foreign currency translation adjustments ............          63        (697)        (561)      (1,584)
             Unrealized gains on securities:
                Unrealized gain arising during the period on
                securities held at end of period .................          --         688           --        1,082
                Less:
                   reclassification adjustment for portion of net
                   realized gain included in results of operations
                   and previously reported in other comprehensive
                   income ........................................          --          --       (6,392)          --
                                                                      --------    --------     --------     --------
        Comprehensive income (loss), net of tax ..................    $  1,755    $(23,016)    $ (6,422)    $(23,805)
                                                                      ========    ========     ========     ========





                                      (8)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS

                                                       Three months ended                        Nine months ended
                                            -------------------------------------------------------------------------------------
(dollars in millions,                       Sept. 26, Sept. 27,   Dollar     Percent  Sept. 26,  Sept. 27,     Dollar     Percent
 except per share data)                       1998      1997      Change     Change      1998       1997       Change     Change
---------------------------------------------------------------------------------------------------------------------------------
Revenue ....................................  $67.5     $ 65.3    $  2.2       3.4%     $200.0     $190.4     $  9.6       5.0%

Gross margin ...............................   32.8       32.4       0.4       1.4%       87.0       95.0       (8.0)     (8.4%)
  As a % of revenue ........................   48.6%      49.6%                           43.5%      49.9%

Operating expenses excluding
  acquisition and restructuring charges ....   29.4       27.8       1.6       5.9%       90.5       80.4       10.1      12.5%
  As a % of revenue ........................   43.6%      42.6%                           45.2%      42.2%

Acquisition and restructuring charges:
  Acquired research and development ........     --       27.5     (27.5)   (100.0%)        --       34.0      (34.0)   (100.0%)
  Restructuring of operations ..............     --        0.9      (0.9)   (100.0%)       3.6        0.9        2.6     290.7%

Other income (expense) .....................   (0.7)      (0.3)     (0.4)   (128.1%)       7.9       (0.4)       8.3   2,021.0%

Provision (benefit) for income taxes .......    1.0       (1.1)      2.1     193.4%        0.3        2.6       (2.3)    (87.0%)
  Effective tax rate .......................   37.4%        *                             39.3%        *

Net income (loss) ..........................  $ 1.7     $(23.0)   $ 24.7     107.4%     $  0.5     $(23.3)    $ 23.8     102.3%

Basic net income (loss) per share ..........  $ 0.18    $ (2.41)  $  2.59    107.5%     $  0.06    $ (2.43)   $  2.49    102.5%

Diluted net income (loss) per share ........  $ 0.18    $ (2.41)  $  2.59    107.5%     $  0.06    $ (2.43)   $  2.49    102.5%

Net income excluding items deemed
   unusual in nature** .....................  $ 1.7     $  2.8    $ (1.1)    (39.4%)    $  0.8     $  9.0     $ (8.2)    (91.3%)

Diluted net income per share excluding
   items deemed unusual in nature ** .......  $ 0.18    $  0.29   $ (0.11)   (38.0%)    $  0.08    $  0.93    $  0.85    (91.2%)
---------------------------------------------------------------------------------------------------------------------------------

*Refer to Taxes below.  ** Refer to Net Income (Loss) below


Revenue

Worldwide revenue for the third quarter of 1998 totaled $67.5 million, an increase of 3.4% when compared to the same quarter last year. Current quarter revenue includes approximately $11.8 million from the consolidation of the Burdick, Inc. ("Burdick") operations acquired during the third quarter of the previous year. Third quarter of 1997 revenue includes approximately $6.4 million related to the consolidation of Burdick operations for five weeks during that period.

US revenue for the quarter increased 3.0% to $45.6 million from $44.3 million in the same quarter a year ago. The increase in revenue was primarily attributable to the addition of the Burdick cardiology product line, offset in part by a decline in revenue from the Company's patient monitoring products.





                                      (9)

Although patient monitoring revenue was down when compared to the same quarter last year, the Company experienced increased customer interest and sales activity as a result of the introduction of the new Ultraview Care Network which replaces approximately 80% of the Company's monitoring product line. While management is encouraged by these results, the market for patient monitoring equipment continues to be extremely competitive as a result of ongoing changes in the US healthcare delivery system.

Third quarter international revenue, including export sales, increased 4.3% to $21.9 million from $21.0 million in the same quarter a year ago. The increase in revenue was primarily due to the inclusion of Burdick operations for the entire third quarter of 1998 as compared to the consolidation of only five weeks of Burdick activity during the same quarter of the previous year. Current period international revenue was adversely affected by foreign currency exchange rates as compared to those that existed during the third quarter of the prior year. Though the revenue impact of the international economic climate has not significantly changed when compared to the same quarter last year, broadening or deepening of these economic difficulties could impact future performance. International revenue represented 32.5% of worldwide revenue for the third quarter of 1998 as compared to 32.2% for the same period in 1997.

Worldwide revenue for the nine months ended September 26, 1998 was $200.0 million, an increase of 5.0% when compared to the same period a year ago. Current year revenue was favorably impacted by the inclusion of approximately $35.4 million of Burdick cardiology products as compared to $6.4 million on a year-to-date basis in 1997.

US revenue for the first nine months of 1998 increased 10.1% to $137.2 million from $124.6 million during the same period a year ago. The increase in revenue is primarily due to the addition of the Burdick cardiology line which has offset a decline in patient monitoring revenue. International revenue for the first nine months declined 4.6% to $62.8 million in the current year as compared to $65.8 million during the first nine months of 1997. The decline reflects the impact of unfavorable foreign currency exchange rates, the Asian economic situation and a reduction in beginning of the year backlog relative to the same period a year ago. On a year-to-date basis, international revenue represented 31.4% of worldwide revenue as compared to 34.6% for the same period in 1997.


Gross Margin

Gross margin for the quarter was 48.6% of revenue in 1998 compared to 49.6% in the same quarter of 1997. Current quarter gross margin percentages were adversely affected by the consolidation of the Burdick cardiology product line for the entire quarter as compared to only five weeks during the third quarter of 1997. While the addition of the Burdick line has had a favorable impact on the Company's gross margin from a dollar perspective, Burdick margins expressed as a percentage of revenue are generally lower than the Company's historical margins because the products are sold through distributor sales channels at prices that are typically lower than those available to end users. In addition, the Company's gross margin continued to be negatively influenced by unfavorable foreign exchange rates as well as worldwide pricing pressures attributable to increased competition and changes in the healthcare environment. At this time management believes that this worldwide pricing trend will continue.





                                      (10)

Gross margin for the first nine months of 1998 was 43.5% of revenue as compared to 49.9% during the same period a year ago. Current year margins were negatively impacted by a $4.0 million write-down of inventory during the first quarter as a result of the accelerated introduction of certain monitoring products as well as second quarter charges related to year 2000 compliance for products previously sold to customers and the write-off of obsolete product line technology. Excluding these unusual charges the gross margin for the first nine months of 1998 would have been 47.1% of year-to-date revenue compared to the 49.9% achieved in 1997. This difference is primarily due to the inclusion of Burdick operations for the entire nine month period in 1998 as compared to five weeks in 1997.


Operating Expenses

Selling, general and administrative expenses increased $2.1 million from $20.1 million during the third quarter of 1997 to $22.2 million during the third quarter of 1998. On a year-to-date basis, selling, general and administrative expenses increased $9.4 million from $57.5 million during the first nine months of 1997 to $67.0 million during the same period in the current year. The increases in expenses, both for the quarter and on a year-to-date basis, are primarily related to the consolidation of Burdick operations in current period results as compared to the consolidation of only five weeks of such operations during the same periods in prior year. On a year-to-date basis, selling, general and administrative expenses represented 33.5% of current year revenue as compared to 30.2% during the same period a year ago. The increase reflects the Company's investment in sales and marketing infrastructure to support strategic acquisitions and product line expansion to meet the market needs of the evolving integrated healthcare provider.

Research and development expenses were $7.2 million in the third quarter of 1998, a decline of $0.5 million from the $7.7 million incurred in the same quarter last year. The decline reflects the impact of certain product development cost reduction initiatives implemented earlier this year. On a year-to-date basis, research and development expenses increased $0.6 million to $23.5 million as compared to $22.9 million during the first nine months in 1997. The year-to-date increase is primarily due to the investment in cardiology product development associated with the acquisition of Burdick operations. As a percentage of year-to-date revenue, research and development expenditures were 11.7% and 12.0% in 1998 and 1997, respectively, and were relatively consistent with historic levels.


Acquisition and Restructuring Charges

During the first quarter of 1997, the Company incurred a $6.5 million charge for in-process research and development relating to its acquisition of Advanced Medical Systems ("AMS"). In the third quarter of 1997, the Company acquired Burdick and Ameritech Knowledge Data, Inc. ("AKD") and recorded charges for the acquisition of in-process research and development of $21.4 million and $6.0 million, respectively.

During the first and second quarters of 1998, the Company incurred approximately $3.6 million in charges associated with various restructuring programs in order to improve the Company's cost structure. Management anticipates that these initiatives will result in pretax savings of approximately $5.0 million per year on a go-forward basis. No further charges are expected to be incurred as a result of these cost reduction initiatives. During the third quarter of 1997, the Company recorded a charge of $0.9 million to account for the restructuring of certain duplicative activities related to the acquisition of Burdick.





                                      (11)

Other Income (Expense)

During the first and second quarters of 1998, the Company recognized $13.1 million in gains on the sale of all 705,952 shares of its investment in Physio Control International Corporation ("Physio") common stock. During the same period the Company also incurred $2.1 million in charges primarily related to the write-down of certain investments.

Interest expense for the third quarter of 1998 was approximately $1.2 million as compared to $0.6 million during the same period of the previous year. On a year-to-date basis, interest expense totaled approximately $3.5 million in 1998 versus $1.2 million in 1997. The increases in interest expense, both on a quarterly and year-to-date basis, are principally due to the additional interest on the loan used to finance the acquisition of Burdick in 1997. Interest income was approximately $124,000 for the current quarter versus $305,000 during the third quarter of 1997. On a year-to-date basis, interest income totaled approximately $384,000 in 1998 versus $1.2 million in 1997. The declines in interest income, both on a quarterly and year-to-date basis, reflect the reduction in available investment cash in 1998 as the Company has used available cash to fund operations and reduce its outstanding loan balances.

Also during the current quarter, the Company recognized a $462,000 gain from foreign currency exchange rate fluctuations as compared to a $102,000 loss in the same quarter of the prior year. Year-to-date, the Company recognized foreign exchange gains of $336,000 in 1998 versus exchange losses totaling $469,000 in 1997. The exchange gains reflect the impact of the weakening US dollar against the currencies of the Company's foreign operations.


Taxes

The quarter and year-to-date effective tax rates for 1998 were 37.4% and 39.3%, respectively. The comparative effective tax rates for the same periods of the prior year are not meaningful as the acquired in-process research and development costs incurred during the first and third quarters of 1997 were not deductible for tax purposes. As a result, the tax expense for the first nine months of 1997 was approximately $2.6 million on a pretax loss of $20.7 million.


Net Income (Loss)

The Company's net income for the third quarter of 1998 was $1.7 million or $0.18 per share as compared to a net loss of $23.0 million or $2.41 per share during the same period a year ago. Excluding restructuring and in-process research and development charges incurred in association with the acquisitions of Burdick and AKD, the Company's net income for the third quarter of 1997 would have been $2.8 million or $0.29 per share.

During the first nine months of the current year the Company had net income of $0.5 million or $0.06 per share as compared to a year-to-date net loss of $23.3 million or $2.43 per share during 1997. Excluding the gains on the sale of Physio stock and charges related to year 2000 compliance, restructuring, the write-down of inventory, intangibles and investments and other unusual expenses, net income for the first nine months of 1998 would have been $0.8 million or $0.08 per share. Excluding restructuring and in-process research and development charges related to the acquisitions of Burdick,





                                      (12)

AMS and AKD in 1997, the Company's net income for the first nine months of the prior year would have been $9.0 million or $0.93 per share.

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



                          CAPITAL RESOURCES & LIQUIDITY

                                          -----------------------------------------
                                           Sept. 26, Dec. 26,  Dollar      Percent
(dollars in millions)                        1998      1997    Change      Change
-----------------------------------------------------------------------------------
Cash and short-term investments .......    $    8.9  $ 12.9    $  (4.1)    (31.6%)

Marketable equity securities ..........        --      10.9      (10.9)   (100.0%)

Working capital .......................       112.8   120.6       (7.8)     (6.5%)

Long-term obligations .................        62.2    66.8       (4.6)     (6.9%)

Shareholders' equity ..................       157.7   164.9       (7.2)     (4.4%)
-----------------------------------------------------------------------------------

Cash and Working Capital

As of September 26, 1998, cash and short-term investments totaled $8.9 million compared to $12.9 million on December 26, 1997. Marketable equity securities declined $10.9 million from the end of the previous year due to the sale of the Company's investment in Physio common stock. Overall, working capital declined by $7.8 million during the year to $112.8 million at the end of the third quarter. In general, the Company utilized cash and other components of working capital to reduce long-term debt by approximately $8.2 million. The decline in working capital also reflects the impact of the first quarter write-down of monitoring product inventory, charges associated with Year 2000 compliance and the Company's 1998 restructuring programs, partially offset by an increase in net deferred tax assets primarily associated with the gain realized on the sale of the Company's investment in Physio stock.


Cash Used in Operating Activities

During the first nine months of 1998 the Company used $4.2 million in operations as compared to $17.8 million during the same period a year ago. Excluding cash paid to acquire in-process research and





                                      (13)
development, the Company generated $13.9 million in cash from operations during the first nine months of 1997.

Investing Activities

On a year-to-date basis the Company generated $9.3 million in cash from investing activities as compared to using $43.9 million in investing activities during the same period a year ago. Current year cash provided by investing activities includes pretax proceeds of $13.1 million on the sale of the Company's investment in Physio common stock. Significant prior year investing activities included the use of $32.3 million in the acquisitions of Burdick, AMS and AKD as well as $4.0 million associated with an investment in Tempus Software, Incorporated. During the first nine months of 1998 the Company invested $4.8 million in property, plant and equipment as compared to $7.7 million during the first nine months a year ago. While the rate of capital investment during the first nine months of 1998 was considerably lower than prior year, management anticipates capital expenditures to increase somewhat in the future, aligning closer to the rate in 1997.


Financing Activities

During the first nine months of 1998 the Company made principal payments of approximately $8.2 million on its long-term debt, of which $4.1 million was used to reduce the revolving debt originated in 1997 and $3.5 million used to make scheduled payments towards the debt associated with the Company's prior year acquisition of AKD. In addition, the Company made approximately $0.6 million in scheduled payments toward the unsecured bank debt originated in 1995.

During the first nine months of 1998, the Company repurchased 89,000 shares of the Company's common stock for approximately $1.6 million. Under the share repurchase program, 887,600 shares remained available for repurchase as of September 26, 1998. Shares acquired under the repurchase program are being used to service the Company's various employee benefit plans and may be used for other purposes the Company deems appropriate.


Future Cash Flow and Liquidity

In addition to the approximately $17.1 million remaining available on the $35.0 million revolving credit facility, the Company also has available US unsecured bank lines of credit totaling $11.0 million as well as several small credit lines to meet the operating requirements of its international subsidiaries. While the Company elected to repay approximately $4.1 million of the revolving debt obligation during the first nine months of 1998, such repayments do not preclude the Company from drawing upon this facility in the future to meet cash flow needs provided that such borrowings comply with current loan covenants. Management believes that existing cash and short-term investments, coupled with cash flow from operations, available credit lines and the revolving debt facility, will continue to be sufficient to meet ongoing operating requirements as well as the Company's investment in capital additions and research and development activities. In connection with research and development, cash may be used from time to time to acquire technology or to fund strategic ventures.







                                      (14)

The Year 2000 Issue

The Year 2000 Issue refers to various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as we enter the year 2000. These problems generally arise from the fact that many computer programs and embedded microchips in equipment use only two-digits to identify the year in a date. This may result in a computer or information system component failing to distinguish or properly characterize dates in the twenty first century. This could result in system failures or miscalculations causing disruptions including, but not limited to, the operations of the Company, data and financial information management, the receipt of goods from the Company's suppliers, and the provision of goods and services to the Company's customers.


State of Readiness

The Company has implemented a comprehensive program in an effort to properly address Year 2000 issues with its internal systems, its products and with its third party suppliers and service providers. Components of this program include:
(1) an inventory of material computer systems and embedded technologies produced or used by the Company; (2) assessment of Year 2000 compliance with material information technology ("IT") and non-IT systems; (3) repair or replacement of items which are determined not to be Year 2000 compliant; (4) test for material Year 2000 compliance; and (5) design, where necessary, of appropriate contingency plans.

Internal Systems: The Company has substantially completed the inventory and assessment phase of the program with respect to its material internal computer systems and embedded technologies. This assessment revealed non-compliance with respect to several significant systems which are in the process of being repaired or replaced. Accounting and business software used by the Company's international subsidiaries is not compliant with the year 2000 and is in the process of being replaced with compliant financial software. To date, the new software has been successfully implemented in 45% of the Company's international subsidiaries, with the remaining installations scheduled to be completed and tested by June of 1999. This new software will also assist the Company in accounting for Euro-currency transactions. The Company's primary service call tracking software is not Year 2000 compliant and is being replaced by a new compliant system. The new system is scheduled to begin rolling out in the first quarter of 1999 and to be completed and tested in all applicable regions by the end of the second quarter of 1999. The Company's primary business and manufacturing software requires minor Year 2000 modifications. These modifications are scheduled to be completed and tested by the end of 1998. The Company's Burdick operation is in the process of upgrading to compliant versions of its business and manufacturing and service call tracking software. These upgrades are scheduled to be completed by the end of 1998. The Company has also identified several software applications which are in the process of being replaced or repaired. In addition, the Company is upgrading certain of its mainframe and network operating systems to Year 2000 compliant versions.

Products: The Company has substantially completed the inventory and assessment phases with respect to its products shipped since January 1, 1985 which contain software or embedded microchips. Each of the Company's products have been assigned to one of three categories as defined by the Company: "Year 2000 Compliant," "Year 2000 Compliant - software upgrade required," and "Not Year 2000 Compliant". The Company maintains a list of these products and their current status on its web site which is periodically updated as new information becomes available or as corrections to previous status updates become known. In addition, registered customers receive periodic customer service bulletins which provides information on assessing Year 2000 compliance of the Company's products and how to obtain and install fixes where necessary. The Company





                                      (15)
estimates it is approximately 75% complete with developing and testing software upgrades for its products and expects to be 100% complete by the end of 1998. Software upgrades to correct Year 2000 issues are provided free of charge to the Company's customers. Installation services are provided free for products shipped after October 1, 1996 and for customers with current maintenance agreements. Certain older products will not be made Year 2000 Compliant and those products have been and are being identified by the Company.

Suppliers and service providers: The Company's Year 2000 program includes contacting the Company's material suppliers who provide both IT assets and non-IT related goods and services. The Company has initiated this program to (1) evaluate such suppliers' or service providers' Year 2000 compliance plans and state of readiness and (2) determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues. To date, the Company has obtained representations from approximately 90% of its significant suppliers with respect to the status of their Year 2000 compliance. There remain a number of key suppliers from whom appropriate assurances have not yet been received. The Company is evaluating these representations to determine their adequacy and to determine whether contingency plans should be designed or alternative suppliers engaged to avoid interruption of the Company's business should such third parties fail to remediate their Year 2000 issues in a timely fashion. The Company will continue its efforts to monitor the progress of its key suppliers and continue efforts to obtain and evaluate responses from them throughout 1999.

Costs to Address the Year 2000 Issue

The total costs to the Company of achieving Year 2000 compliance is not expected to exceed $5.5 million. The total includes, but is not limited to: (1) the cost of identifying, assessing and repairing or replacing internal IT and non-IT systems, including capitalizable costs of approximately $2.5 million associated with implementation of the Company's new international business and accounting software and new service call tracking software, which projects were accelerated in order to be available as Year 2000 solutions; (2) the cost of developing and testing software and hardware fixes for non-compliant products; (3) customer satisfaction costs associated with communication, delivery and installation of product fixes; (4) costs associated with evaluating the Year 2000 compliance status of suppliers and service providers; and (5) the cost of developing contingency plans. Included in the total costs of $5.5 million, the Company has accrued in the second quarter $1.2 million relating to Year 2000 upgrade of its products. Spending to date totals approximately $3.3 million.

Risks and Contingency Plans

The Company is in the process of determining the risks associated with the Year 2000 and its program to address such issues. The Company's determination is not complete and there are no assurances that it will be completed in a timely manner or if it is completed that it will be completely accurate. Based on the results of this evaluation, the Company will attempt to develop contingency plans for its critical systems and processes. Such contingency plans have not yet been developed. There are no assurances that such plans will be adequate or completed in a timely manner. If the Company is unable to remediate its Year 2000 issues in a timely manner, the Company's manufacturing operations may be unable to build and deliver products due to internal system failures and/or vendors may be unable to deliver raw materials and components. The failure to remediate material systems, suppliers, or products may have a material adverse effect on the operations of the Company. The Company's efforts to develop contingency plans may include such considerations as alternative suppliers, increase in certain inventory levels of certain key components, and the





                                      (16)
replacement of IT systems with manual systems. The Company expects to develop such contingency plans before January 1, 2000. Additionally, the Company and many other businesses, have potential unquantifiable exposure arising out of third party systems outside of the general operational control of the Company, and which may be effected by Year 2000 issues. These include but are not limited to such systems as the national and worldwide banking information systems, transportation, governmental systems, and utilities. It may not be possible to develop adequate or any risk assessment and contingency plans for such widespread systems failures. Finally, this Year 2000 disclosure contains estimates and forward looking statements. Those estimates and statements are subject to inherent uncertainty and there is no guaranty that they are accurate.


The Euro Conversion

As of January 1, 1999, the authority to direct monetary policy for certain participating countries in the European Union will be exercised by the new European Central Bank. During a transition period between January 1, 1999 and January 1, 2002, private parties may pay for goods and services using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. Beginning January 1, 2002 the participating countries will only use new euro-denominated bills and coins.

The euro conversion may create technical challenges to adapt information technology and other systems to accommodate euro-demoninated transactions. The participating countries' adoption of a single currency may result in greater transparency of pricing for the Company's products, making Europe a more competitive environment. Currently, the effects of the euro conversion on the operations of the Company are uncertain. The Company has initiated but not yet completed an analysis to facilitate the development of a plan for the conversion. While management currently believes that it will complete an adequate analysis and plan and implement the plan in a timely manner and avoid any material adverse effect, there is the possibility that this may not occur.


Forward Looking Information

Statements that are not based on historical facts are forward-looking statements subject to uncertainties and risks, including, but not limited to product and service demand and acceptance, adverse economic conditions, adverse exchange rate fluctuations and political risks, the risk that a timely and adequate plan for the euro conversion will not be developed or satisfactorily implemented, the impact of increased competition on pricing, capacity and supply constraints or difficulties, the failure to achieve product development objectives, unanticipated costs, revenue impacts and risks associated with Year 2000 compliance and other risks detailed in the Company's Securities and Exchange Commission filings.






                                      (17)

PART II.


Item 5.  Other Information


Annual Shareholders Meeting

The next annual meeting of shareholders is scheduled to be held on May 7, 1999.

































                                      (18)

Item 6.  Exhibits and Reports on Form 8-K


         Exhibits:

          Number        Description
          ------        -----------
           10.38        Lease, dated April 6, 1998,  between Carl Ruedebusch
                        LLC and Burdick, Inc. (Deerfield, Wisconsin facility).

           27.1         Financial Data Schedule






























                                      (19)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SPACELABS MEDICAL, INC.
                                             (Registrant)


DATE:  November 9, 1998                 BY:  /s/ Carl A. Lombardi
                                           ------------------------------------
                                                 Carl A. Lombardi

                                               Chairman of the Board and
                                                Chief Executive Officer




                                        BY:  /s/ James A. Richman
                                           ------------------------------------
                                                 James A. Richman

                                                 Vice President and
                                                Corporate Controller



                                      (20)

                             SPACELABS MEDICAL, INC.

                                  EXHIBIT INDEX


Exhibits:

   Number        Description
   ------        -----------
    10.38        Lease, dated April 6, 1998,  between Carl Ruedebusch
                 LLC and Burdick, Inc. (Deerfield, Wisconsin facility).

    27.1         Financial Data Schedule































                                      (21)