Form 10-K405
period 1998-12-31
SPACELABS MEDICAL INC
filed 1999-03-24
CIK 886142

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the common stock held by nonaffiliates of the registrant as of
February 4, 1999 was $185.2 million (based on the closing sales price of $20.00 per share on the NASDAQ National Market on such date).

  The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of February 4, 1999 was 9,414,202.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Proxy Statement for the 1999 Annual General Meeting of Stockholders
Part III (Items 10-13)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I

     ITEM 1.    BUSINESS....................................................    1
                HISTORY.....................................................    1
                PRINCIPAL MARKETS...........................................    2
                SPACELABS MEDICAL'S PRODUCTS................................    3
                RESEARCH AND DEVELOPMENT....................................    6
                MANUFACTURING...............................................    6
                SALES AND MARKETING.........................................    6
                CUSTOMER SUPPORT AND WARRANTY...............................    7
                COMPETITION.................................................    8
                CHANGES IN HEALTHCARE.......................................    8
                EMPLOYEES...................................................    9
     ITEM 2.    PROPERTIES..................................................    9
     ITEM 3.    LEGAL PROCEEDINGS...........................................    9
     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   10
                EXECUTIVE OFFICERS OF THE REGISTRANT........................   10

PART II

     ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                SHAREHOLDER MATTERS.........................................   11
     ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA........................   12
     ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS...................................   13
     ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK........................................................   24
     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   25
     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE....................................   51

PART III

     ITEMS 10-13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......   51

PART IV

     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                8-K.........................................................   51

                                     PART I

                                ITEM 1. BUSINESS

Spacelabs Medical, Inc. and its wholly owned subsidiaries ("Spacelabs Medical", "Spacelabs" or the "Company") develop, manufacture, market and service patient monitoring, diagnostic cardiology and clinical information systems ("CIS") products for use throughout the healthcare enterprise. Spacelabs Medical's principal products are used for diagnosis, monitoring and information management across the healthcare continuum. The Company also sells the disposable and replaceable supplies to support these products.

Spacelabs Medical's strategy has three key elements: first, to continue its transition into the emerging CIS market; second, to enhance its position in the US healthcare market through the expansion of its medical device product line and distribution channels; and third, to expand its presence in international markets.

The first element of the Company's strategy is to continue its transition into the emerging CIS market. One aspect of this is to capitalize on the Company's large installed base of patient monitoring and diagnostic cardiology systems to transition into the CIS market with its suite of point-of-care products. A second aspect of this strategy is to broaden the Company's CIS offering through acquisitions and joint ventures. The Company has acquired or entered into relationships with a number of companies to enhance its CIS product line. The acquisition of Ameritech Knowledge Data, Inc. ("AKD") added both a clinical data repository ("CDR") and a master patient index system. A marketing agreement with Tempus Software, Inc. ("Tempus") added a resource scheduling system, which is being integrated with the Company's Caremaster(TM) system. The acquisition of a CIS product developed by Orca Medical Systems, Inc. ("Orca") added a departmental system for the emergency department. The acquisition of Burdick, Inc. (renamed Spacelabs Burdick, Inc. on December 31, 1998 and referred to herein as "Spacelabs Burdick") added an electrocardiographic ("ECG") management system. The acquisition of Advanced Medical Systems ("AMS") provided an obstetrical information system. These product lines helped the Company build a CIS that supports management of the care process throughout the enterprise.

The second element of this strategy reflects the ongoing challenge to maintain technological leadership in critical care monitoring and to expand the Company's presence in the medical device marketplace. To maintain and enhance its competitive position, the Company believes that it must provide products for more areas of the device market through continued development of new and clinically useful products as well as through strategic acquisitions and alliances. During 1998, the Company introduced a new, technologically advanced monitoring product line, the Ultraview Care Network(TM). In the last two years, the Company has also significantly expanded its product line and, therefore, the markets in which it competes, through acquisitions and agreements. The acquisition of AMS and Spacelabs Burdick added fetal monitoring and a line of diagnostic cardiology products. Medical Insight R & D, B.V. ("MI") provided a line of anesthesiology delivery machines. An investment in Bunnell, Incorporated ("Bunnell") added the option of distributing a ventilator into the neonatal market. In addition to these product initiatives, the Company also believes that it must maintain strong sales, marketing and service organizations that compete effectively.

The third element of the Company's strategy is to expand its efforts to penetrate international markets. While there are many similarities among various national markets, the Company believes that most national markets must be approached on an individual basis. An individualized approach includes not only investment in product-related requirements such as regulatory approvals, user interfaces and documentation in the local language, but also requires investment in the creation of distribution channels and in the establishment of a base of satisfied customers.

HISTORY

Spacelabs Medical was founded in 1958 to collaborate with NASA in developing technology to monitor the vital signs of astronauts in space. By the mid-1960s, the Company was developing vital sign monitoring systems for use in hospitals, and in 1968, it introduced its first system for monitoring patients in intensive care units. Its technological innovations include the first monitors using distributed microprocessors and the first modular monitors. Between 1980 and 1992, Spacelabs Medical was a wholly owned subsidiary, first of the Squibb Corporation ("Squibb") and then of a 1987 spin-off from Squibb, Westmark International Incorporated ("Westmark"). Effective June 26, 1992, Spacelabs Medical became a separate publicly traded company pursuant to the distribution by Westmark of Spacelabs Medical common stock to holders of Westmark common stock in a tax-free, one-for-one stock dividend. In 1995, the Company sold the First Medic line of non-hospital defibrillator products to Physio Control International Corporation. In 1996, the Company acquired JRS Clinical Technologies, a clinical information company. In 1997, the Company acquired AMS, AKD, Spacelabs Burdick and a software product developed by Orca. In November 1997, Spacelabs entered into a development and supply alliance with Medical Insight Ltd. regarding MI's development and manufacture of an anesthesia delivery system for the Company. In 1998, the Company acquired all the rights to the anesthesia delivery system and certain other technology, and commenced the pilot manufacture of the anesthesia delivery system. In 1998, the Company obtained FDA 510(k) clearance to commercially distribute anesthesia delivery systems in the United States. The Company is currently working to meet CE mark requirements for distribution in Europe and to obtain the approval of other regulatory bodies. These approvals are expected in the first half of 1999 to coincide with the anticipated full-scale commercial introduction of the device. While the Company remains optimistic regarding such commercial introduction, there is risk that such regulatory approvals and manufacturing scale-up may be delayed. In 1998, the Company continued to integrate Spacelabs Burdick and Spacelabs Medical products and distribution channels.

PRINCIPAL MARKETS

Critical Care Monitoring. The critical care monitoring market in hospitals and elsewhere consists of adult intensive care units; neonatal and pediatric intensive care units; and operating rooms and other associated interventional areas such as recovery rooms, emergency departments, labor and delivery rooms, cardiac catheterization labs, endoscopy rooms, and step-down units.

Adult critical care units such as coronary care units and surgical intensive care units are characterized by, among other things, labor-intensive staffing, sometimes with a one-to-one or often with a one-to-two nurse-to-patient ratio.

Over the last decade, hospitals have increasingly used telemetry step-down units where patients at risk are still monitored but do not require the high level of nursing care found in intensive care units. A more recent trend has been to use portable monitors in other acute care areas of the hospital when they are temporarily needed by individual patients. This temporary monitoring approach may have cost advantages, and allows patients to be monitored without moving to an intensive care unit.

Perinatal and pediatric intensive care requires monitors with specialized functionality because of the differences between monitoring a critically ill newborn or child and a critically ill adult. These differences are a major factor in choosing a monitor for neonatal intensive care units ("NICUs") or pediatric intensive care units.

Fetal and Labor and Delivery Monitoring. Specialized monitors are used for fetal monitoring during pregnancy, labor and delivery. These monitors may also display information about the mother. The information from these monitors may be sent to a labor and delivery central station or be entered manually into the birth record.

Perioperative and Emergency Monitoring. Perioperative and emergency monitoring in operating rooms, recovery rooms or emergency departments has traditionally used stand-alone or portable monitors but is turning to networked monitors as information systems become more prominent. Surgery was once primarily an inpatient procedure utilizing very sophisticated monitors in hospital operating rooms. Now more than half of all surgeries are performed as outpatient procedures, increasing the demand for simpler, noninvasive monitors.

Diagnostic Cardiology. Diagnostic cardiology products are marketed to both acute care facilities (hospitals) as well as to the alternate and primary care markets (all non-hospital facilities including physician's offices and clinics).

Typically, hospitals will have a cardiology or cardiopulmonary department that performs diagnostic cardiology procedures using these types of products. The test will be performed by trained technicians and the results of the test will be read and interpreted by a cardiologist. The department may perform ECG procedures for outpatient as well as inpatient needs. It is not uncommon for departments other than cardiology, such as emergency or intensive care units, to purchase an electrocardiograph to ensure rapid response time when there is a requirement for an electrocardiogram.

In the primary care market, the traditional purchasers of diagnostic cardiology products have been family, general and internal medicine practices as well as cardiology practices.

Clinical Information Systems. Spacelabs Medical believes that the traditional market for vital signs monitoring is evolving into one that integrates CIS into the critical care monitoring system and that with the right design, patient monitoring systems can be the architectural base for critical care CIS. In addition, the Company believes that computerization of collected patient information on an electronic patient chart allows a caregiver to better focus on patient needs and that computerization of routine but essentially clerical tasks enhances clarity and accuracy.

Developing an information management system to store, retrieve and interrelate the information in clinically meaningful ways is a significant challenge. Customer expectations have also evolved due to provider restructuring as the result of managed care. One of the clearest needs emerging is for patient-focused systems that permit caregivers to view and manage the patient care process across the continuum of care. The Company believes that the market for enterprise-wide CIS to schedule resources, automate data collection and retrieval, and analyze outcomes is larger than the market for departmental systems at this time. While there is still a need for the specialized functions of information management in a departmental context, there is also a need to integrate such an application within the context of all episodes of care.

SPACELABS MEDICAL'S PRODUCTS

Spacelabs Medical develops, manufactures, markets and services critical care monitoring, diagnostic cardiology and CIS products, as well as other products for use in the healthcare industry. Spacelabs Medical's principal products are its newly introduced Ultraview Care Network ("Ultraview(TM)") line of monitoring products and its Caremaster Plus lines of monitoring and CIS products.

ULTRAVIEW MONITORING PRODUCTS. Through integration of its component elements, Spacelabs Medical's Ultraview product line forms an advanced and comprehensive critical care patient monitoring system and the foundation for a CIS. Ultraview products address the hospital's principal monitoring needs, from adult and neonatal intensive care units to outpatient surgery, step-down units and patient transport. The components of the Ultraview system are "user friendly" bedside and central monitors, "smart" plug-in modules for measuring specific vital signs, Flexport(R) serial interfaces to other manufacturers' bedside devices, an integrated telemetry option and a powerful network for access to clinical information. Spacelabs Medical sells Ultraview products as an integrated system, as stand-alone monitors or as add-on components to the customer's existing systems. Sales of Ultraview products to hospitals vary widely in size, depending on the size and configuration of the system. A typical eight-bed hardwired system sells for approximately $170,000, while a typical 12-bed telemetry system sells for approximately $85,000. Hospitals sometimes combine monitoring orders for many units or even for the entire hospital. Such orders can exceed $1 million. Ultraview monitoring products represent the major portion of Spacelabs Medical's current business and are compatible with the Company's previous monitoring system, the Patient Care Monitoring System ("PCMS(TM)").

Ultraview Bedside Monitors. The critical care bedside monitor, the core of any Ultraview system, is connected to the patient via sensors. The bedside monitor displays, stores and transmits vital signs and physiological data, including alarms, thereby providing an ongoing picture of a patient's condition.

Ultraview bedside monitors include the 1030, a small portable monitor; the SL1050, a mid-range color monitor; the 1500, a powerful high-acuity monitor; the 1700, which also provides display independence; and the Universal Clinical Workstation ("UCW(R)"). The 1700 and the UCW serve not only as advanced bedside monitors but also as information systems terminals. These monitors may be networked via both wireless or hardwired networks.

Ultraview Modules. The clinician can easily configure the Ultraview bedside monitor to meet the specific vital sign monitoring needs of an individual patient by inserting Ultraview modules designed to perform different monitoring functions. The new Command modules of the Ultraview system combine a large number of parameters into one compact module. The Ultraview Command modules contain their own processors and software programs and therefore add computer power to the Ultraview monitors. The modules collect and analyze the patient's physiological data from electrodes and sensors.

Flexport Serial Interfaces. Spacelabs Medical's Flexport serial interfaces, a Spacelabs Medical innovation, extend the concept of modules to other manufacturers' bedside devices. With a Flexport interface, the Ultraview monitor receives and displays data from other devices much as if it were generated by a Spacelabs Medical module. Thus, the monitor can integrate vital patient information and alarms onto a single screen to facilitate clinical decision making.

Ultraview Telemetry. For step-down units, Spacelabs Medical provides its Ultraview telemetry monitoring systems, which continuously monitor patients' ECGs while allowing them the freedom to move about as part of the recovery process. By including telemetry monitors on the Ultraview Care Network, hospitals can combine, in the same care unit, patients requiring different levels of care.

Ultraview Central Station Monitors. Ultraview central station monitors are the same hardware as the UCW or 1700 bedside monitors and share the same fundamental, easy-to-use human interface and mode of operation.

DIAGNOSTIC CARDIOLOGY PRODUCTS. In 1997, Spacelabs Medical acquired Spacelabs Burdick to expand its product offering further across the continuum of care to include both hospital and primary care out-of-hospital settings. Noninvasive diagnostic cardiology devices and information management systems that Spacelabs Burdick has distributed into the physician's office market also have application in the hospital environment and, beginning in 1998, are sold by the Spacelabs Burdick hospital sales force. The Spacelabs Burdick sales organization will continue to sell its current line of cardiology products including ECG, exercise tolerance test systems, Holter and spirometry products into the primary care market and will also add certain diagnostic products from the Spacelabs Medical product line such as ambulatory blood pressure systems and fetal monitors.

Electrocardiographs. The Company's line of electrocardiographs covers all price points and markets, and ranges from small, low-cost units that are primarily targeted for physician's offices and international markets to fully featured units that are designed for the most rigorous application, as in the care of critically ill patients in hospital settings. Electrocardiographs can be cart-mounted so that they can be moved from bed to bed or room to room.

Holter and Ambulatory Blood Pressure ("ABP") Systems. Spacelabs Medical develops, manufactures, markets and services Holter and ABP monitoring systems. The Holter systems comprise ECG recorders (tape or solid state) that are worn by a patient for 24 or 48 hours. The data is then downloaded to an analysis station that processes the recorded ECG data. ABP monitors gather a patient's blood pressure measurement over 24 or 48 hours. This data is then "read" by an analysis station that quantifies the data and prepares reports for physicians. The recorders are the smallest and lightest available. Report generation capabilities range from simple, easy-to-use strip printers to a Windows-compatible software system.

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

INTESYS(R) CLINICAL INFORMATION SYSTEMS. Spacelabs Medical develops, manufactures, licenses, sells and supports a line of CIS products under the name Intesys. Intesys CIS form an integrated framework to automate, manage and analyze the delivery of care. Spacelabs Medical believes that CIS creates a powerful tool for providing more efficient and effective patient care. The Company also believes that its substantial installed base of medical devices that automatically collect vital patient information provides it with a competitive advantage over other manufacturers' nonintegrated approach to critical care CIS.

Caremaster Plus Departmental Clinical Information Systems. With these systems, data can be automatically collected from patient monitors, including data from other vendors' devices integrated through Flexport serial interfaces or gateway. In addition to maintaining flow sheets, other charting functions are computerized, such as making notes and observations and charting laboratory results. The Caremaster Plus computer system has been designed to be interfaced with other hospital information systems. The 1700, UCW, or another computer workstation at the patient site or elsewhere on the network can function as a terminal to enter and review data on the Caremaster Plus record. There are currently departmental applications for adult, pediatric and neonatal intensive care; the emergency department; anesthesia; cardiology; and labor and delivery.

Caremaster Plus Enterprise Clinical Information Systems. Caremaster Plus enterprise CIS are for use throughout the healthcare enterprise. The main components of the system are automated order entry and results reporting, a resource scheduler to help organize appointments throughout the enterprise, a clinical pathways and automated point-of-care system for support of multidisciplinary clinical pathways and comprehensive documentation, a CDR to integrate information from clinical and administrative systems, and a master patient index to address the problem of patients being identified differently by disparate systems. The enterprise-wide CIS market is characterized by a sales cycle of up to two years. Once a system is sold, a period of implementation may be required before customer acceptance and final payment to the Company occurs.

Quality In Care Software. The Quality In Care ("QuIC")(1) software application is a cross-patient analytical tool that helps administrators and clinicians analyze clinical practice and make critical decisions regarding the quality and effectiveness of intensive care from clinical and cost perspectives.

Ultraview Web Source -- Remote Connectivity System (RCS). The RCS is the Company's first Internet telemedicine solution to provide comprehensive patient information access, including remote access to lab results, the electronic patient chart and the clinical data repository. The increasing demands in today's healthcare environment often challenge healthcare organizations to supply clinicians with information wherever they may be. The Remote Connectivity System provides clinicians with the ability to conveniently view patient records from a remote location, such as the home or office, using the World Wide Web or their organization's intranet.

Interfaces. Most healthcare providers today have implemented multiple disparate information applications within their organization. As the desire for integration of information within these organizations increases, the need for information systems interfaces has also increased. In keeping with an open architecture design philosophy, the Company is able to provide a wide array of interfaces that will exchange data between its own and other vendors' HL7-compliant systems. HL7 is an industry standard communication protocol.

While the Intesys products have been designed to meet the needs of the evolving healthcare provider industry, because of the rapid change in the evolving US healthcare delivery system, there can be no assurance that Intesys or its components will fully satisfy user requirements and result in significant commercial sales.

MEDICAL SUPPLIES. A substantial market exists for disposable supplies such as patient electrodes, specialty graph paper, sensors and connecting lead wires that are used with medical devices. Spacelabs Medical sells a broad line of such supplies as an adjunct to its medical device business. In most cases, these products are obtained from original equipment manufacturers and are manufactured

---------------

(1)QuIC is a registered trademark of DSA Systems, Inc.

to Spacelabs Medical's specifications. In some cases, Spacelabs Medical re-markets other manufacturers' products for use with Spacelabs Medical's products.

HEALTH SCREENING PRODUCTS AND SERVICES. The Company's Vita-Stat subsidiary is one of the leading US providers of consumer health-screening products and services. Automated equipment for blood pressure measurement and for cardiovascular risk profiling and weight management are placed by lease or other arrangement in pharmacies, work sites, hospitals, health clubs and other public access locations. This business has grown to include point-of-sale advertising at blood-pressure-based consumer health centers located in approximately 11,000 pharmacies and grocery stores nationwide.

RESEARCH AND DEVELOPMENT

Spacelabs Medical conducts extensive research and development activities, both internally and by funding projects undertaken by outside groups. Such activities include the design and development of new products for its patient monitoring systems, diagnostic cardiology products and CIS. Spacelabs Medical is continuously seeking ways to improve its product line and enhance the functionality of its patient monitoring and CIS. This process of improvement offers the opportunity for additional revenue from upgrades and the sale of new functions and features. In 1998, research and development expenses were $30.7 million or 11.2% of revenue. In 1997, excluding the acquisition of in-process research and development, research and development expenses were $31.6 million or 11.9% of revenue, compared to $28.3 million or 11.4% of revenue in 1996. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Operating Expenses."

Although Spacelabs Medical intends to continue to conduct extensive research and development activities, there can be no assurance that it will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that Spacelabs Medical's technology will not be superseded by new discoveries or developments.

MANUFACTURING

Spacelabs Medical manufactures the majority of its products in Redmond, Washington. The Company's Spacelabs Burdick diagnostic cardiology products are manufactured in Deerfield, Wisconsin, and the fetal monitoring products are manufactured in Hamden, Connecticut. The Company conducts regular product reviews to reduce manufacturing costs and continually pursues improvement programs to eliminate waste and redundancy.

Certain devices are purchased from third parties for sale by Spacelabs Medical, including computers, peripheral accessories and remote displays. The Company also purchases subassemblies, such as display screens and printer mechanisms, and other materials and component parts used by Spacelabs Medical in the manufacture of its products. Many of these are available from multiple supply sources. Spacelabs Medical does depend, however, on certain single-source vendors for some important component parts. While any of these single-source items could be replaced over time, abrupt disruption in the supply of a single-source part could have a material adverse effect on the Company's ability to manufacture products relying on such items. In addition, component parts of certain of the Company's products are manufactured in countries that have periodically experienced political pressure, such as Taiwan, which could delay or disrupt the supply of these component parts. Spacelabs Medical cannot predict whether there is a substantial likelihood of abrupt disruption in the supply of any of these items. However, it has taken steps to mitigate the effect of disruption in the supply of some items by either maintaining an inventory of certain critical components or locating another source of certain parts that would be available in the event of an interruption of supply.

SALES AND MARKETING

Spacelabs Medical's hospital products are marketed in the United States primarily through its direct sales organization. The Company's direct field sales force consists of sales personnel and clinical application specialists located throughout the United States. Products sold into the physician's office market are sold through dealerships supported by a direct sales organization. Spacelabs Medical frequently contracts for the sale of its products with hospital buying groups, proprietary hospital chains and US government agencies. These "corporate accounts" can generate multimillion dollar contracts, and the Company believes that the loss of a major contract could have a material adverse effect on its operations.

Spacelabs Medical markets its products in over 100 countries through a combination of direct sales organizations and independent distributors. International sales, service and sales administration activities are managed from the Company's corporate offices and through subsidiary offices located in Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Singapore, Sweden, Taiwan and the United Kingdom. International sales are broadly distributed worldwide so that disruption of distribution in any single foreign market would not have a major effect on Spacelabs Medical's total annual revenue. Sales to foreign customers including export sales accounted for approximately 29.7% of Spacelabs Medical's revenue in 1998. See Note 15 of "Notes to Consolidated Financial Statements."

In addition to direct and distributor sales to end users, Spacelabs Medical also sells its ABP monitors, Holter recorders, noninvasive blood pressure products and other products and components for distribution on an OEM basis by other medical products companies.

Spacelabs Medical's marketing efforts include the development of relationships with current and prospective customers, participation in annual professional meetings for clinicians and hospitals, advertisement in trade journals, direct mail and telephone marketing.

CUSTOMER SUPPORT AND WARRANTY

Spacelabs Medical warrants most of its new products (exclusive of software) for all parts and labor generally for the earlier of 14 months from the date of original delivery or 12 months from first online operation. Under the terms of the warranty, the customer is assured of service and parts so that the equipment will operate in accordance with specifications. Spacelabs Medical warrants that software will perform in accordance with specifications at the delivery date and up to five months thereafter if the customer gives notice of any nonconformance. Spacelabs Medical offers a variety of post-warranty service agreements that permit customers to contract for the level of equipment maintenance they require. In addition, Spacelabs Medical offers specific software support agreements, reflecting the growing use of Spacelabs Medical's software products that can be updated. Service is provided at rates competitive with those offered by Spacelabs Medical's competitors. Software licenses for Intesys products generally have a shorter warranty period and require software support agreements. Some new diagnostic cardiology products are warranted, inclusive of software, for all parts and labor during the warranty term, which may be one year, three years or five years, depending upon the product. Diagnostic cardiology products are serviced in the field by the Spacelabs Medical service organization. In addition, authorized diagnostic cardiology dealers maintain the equipment they sell and provide on-site field service whenever it is practical. Such dealers participate in ongoing technical certification programs to ensure their technical expertise. The Company's warranty costs are included in cost of sales in its Consolidated Financial Statements.

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

COMPETITION

The worldwide markets for patient monitoring, diagnostic cardiology and CIS are intensely competitive. Spacelabs Medical faces competition from many US and international companies, some of which have far greater financial, marketing, service, technical, and research and development resources than those of the Company. Within the critical care patient monitoring markets, Hewlett-Packard Company's Medical Products Group ("HP") is Spacelabs Medical's primary worldwide competitor. Other critical care monitoring competitors include Marquette Medical Systems, Inc. ("Marquette"), which is owned by General Electric; Nihon Kohden Corporation; and Siemens AG. Monitoring competitors in niche markets include Datascope Corporation, Datex Medical Instrumentation, Inc., Medical Data Electronics and Protocol Systems, Inc., plus many other small companies in countries outside the United States. The primary competitors in the diagnostic cardiology markets are Marquette, HP, Quinton, Zymed, Welch-Allyn/Schiller, Mortara and a number of smaller niche companies. Spacelabs Medical faces competition in CIS from HP and Marquette as well as from a number of small niche vendors both in the United States and in other countries, and from hospital information system vendors such as HBO & Co., Shared Medical Systems, Meditech and Cerner. Alliances and other cooperative arrangements among competitors and/or other third parties are becoming more common. This may increase competitive pressures.

Spacelabs Medical believes that the principal competitive factors in the market for critical care patient monitoring, diagnostic cardiology and CIS products are clinical utility, system technology, life-cycle cost-benefits and customer support and service. Price has become an increasingly important competitive factor and, at times, the decisive factor, as hospitals come under increasing pressure to forego added features in exchange for lower prices. Spacelabs Medical also believes that the size of a particular manufacturer's installed base is a competitive factor. In terms of acquisition costs, installation and user training, hospitals make a long-term commitment when selecting a monitoring or clinical information system. This factor tends to limit competition based on changes in technology since hospitals cannot readily replace individual system components with those from another manufacturer. Instead, hospitals will look to their supplier for upgrades and, if not forthcoming, wait to replace the whole system at the end of its useful life, typically seven or more years. Spacelabs Medical believes that it competes favorably with respect to each of these competitive factors.

CHANGES IN HEALTHCARE

Spacelabs Medical's critical care monitoring products are capital equipment purchased primarily by hospitals within their responsibility to the Integrated Delivery Network ("IDN"). The decision to purchase monitoring equipment, either to replace existing units or as part of a renovation or expansion, is part of the IDN's general capital budgeting process. While some aspects of monitoring may be billed separately, the costs of monitoring products are normally recovered by the buyer as part of general charges for intensive care, operating room and so forth. Reimbursement often covers only a portion of charges. In general, purchases are driven by the need to provide adequate monitoring to meet contemporary standards of care. Within this context, monitoring products, along with other capital equipment, are purchased as a hospital or foreign health authority can commit the funds. Any reimbursement changes that tend to reduce a hospital's profitability or specifically reduce capital reimbursement will tend to depress capital equipment spending. Hospital managers also may delay purchases during periods of uncertainty about future reimbursement and cash flow.

Spacelabs Medical's diagnostic cardiology products are used by healthcare providers on both an inpatient and outpatient basis. Providers seek reimbursement from third-party payors in the United States, principally Medicare, Medicaid and private health insurance plans. Such reimbursement for diagnostic tests is subject to the regulations and policies of government agencies and other third-party payors. Worldwide, these third-party payors and governmental agencies are under increasing pressure to contain medical costs.

Limits on reimbursement or other cost-containment measures imposed by third-party payors or foreign health authorities may adversely affect the financial condition and ability of hospitals and others to purchase products, such as Spacelabs Medical's principal products, by reducing funds available for capital expenditures or otherwise.

EMPLOYEES

As of February 4, 1999, Spacelabs Medical had approximately 1,500 full-time employees. None of Spacelabs Medical's US employees are covered by collective bargaining agreements and the Company considers its employee relations to be satisfactory worldwide.

                               ITEM 2. PROPERTIES

Spacelabs Medical's corporate offices are at 15220 NE 40th Street, Redmond, Washington, 98052 in 400,300 square-feet of office and manufacturing space owned by the Company. The Company's patient monitoring and CIS products are designed and manufactured at this location. The Spacelabs Burdick products are designed and manufactured in a 100,000 square-foot leased facility in Deerfield, Wisconsin. The fetal monitoring product line is manufactured in a 16,000 square-foot leased facility in Hamden, Connecticut. The Company believes that its facilities are adequate to meet its capacity requirements.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding the executive officers of Spacelabs Medical:

Carl A. Lombardi, 55            Chairman of the Board and Chief Executive Officer of
                                Spacelabs Medical since 1992; Group Vice President of
                                Westmark from 1987 to 1992; President of Spacelabs Medical since 1981.

Eugene V. DeFelice, 40          Vice President, General Counsel and Secretary of Spacelabs
                                Medical since 1997; General Counsel and Secretary of
                                Spacelabs Medical from 1996 to 1997; General Counsel and
                                Member of the Board of Huntleigh Healthcare, Inc. in 1995;
                                Assistant General Counsel, Division of Hoffmann-LaRoche from
                                1986 to 1994.

Dennis E. Larsen, 51            Vice President, Business Development of Spacelabs Medical
                                since 1998; Vice President and Supplies Products General
                                Manager of Spacelabs Medical from 1995 to 1998; Vice
                                President, Business Development of Spacelabs Medical from
                                1990 to 1995.

Timothy R. Miskimon, 49         Senior Vice President, International Operations of Spacelabs
                                Medical since 1998; Vice President, International of
                                Spacelabs Medical from 1992 to 1998.

James A. Richman, 52            Vice President and acting Chief Financial Officer of
                                Spacelabs Medical since 1995; Corporate Controller of
                                Spacelabs Medical from 1992 to 1995.

Michael R. Stringer, 55         Vice President and General Manager of Specialty Products,
                                Spacelabs Medical since 1997; President, Pacific Consulting
                                Group, LLC in 1996; Vice President of Sales, Medical
                                Division of Stryker Corporation from 1994 to 1995; Vice
                                President, Sales and Marketing of Hamilton Scientific, Inc.
                                from 1989 to 1994.

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

                                                               Quarter ended
-----------------------------------------------------------------------------------------------
                                             March        June        September        December
-----------------------------------------------------------------------------------------------
1998
  High                                        $24 1/4     $22 1/8        $18 1/4         $23 1/8
  Low                                          18 5/16     14 1/2         15 1/2          14
-----------------------------------------------------------------------------------------------
1997
  High                                        $23 1/2     $24 3/4        $26             $22 3/8
  Low                                          19 1/2      19 3/4         21 1/4          18
-----------------------------------------------------------------------------------------------

Holders. The approximate number of holders of record of Spacelabs Medical common stock, as recorded on the books of Spacelabs Medical's Registrar and Transfer Agent as of February 4, 1999, was 5,982.

Dividends. Spacelabs Medical has not paid cash dividends on its common stock and does not currently have any plans to pay such dividends in the foreseeable future. The dividend policy of Spacelabs Medical is reviewed from time to time by the Company's Board of Directors in light of its earnings and financial condition and such other business considerations, as the Board of Directors considers relevant.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included in this Form 10-K.

-------------------------------------------------------------------------------------------------

(dollars in thousands, except per-share
  data)                                         1998       1997        1996       1995       1994
-------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED
  Revenue.................................  $274,240   $265,279    $247,953   $252,912   $247,198
  Gross margin............................   123,438    131,354     124,871    129,416    128,052
  Gross margin as a percent of revenue....      45.0%      49.5%       50.4%      51.2%      51.8%
  Selling, general and administrative.....    91,266     79,475      74,189     70,587     68,513
  Research and development................    30,715     31,614      28,293     30,076     30,494
  Acquisition of in-process research &
     development..........................     --        33,967       8,797      --         --
  Restructuring of operations.............     3,559        911       7,126      2,290      3,700
  Other income (expense)..................     6,475     (1,467)      1,608      3,282      3,520
  Income (loss) before income taxes.......     4,373    (16,080)      8,074     29,745     28,865
  Net income (loss).......................     2,713    (20,398)      2,562     18,631     18,063
  Net income (loss) as a percent of
     revenue..............................       1.0%     (7.7%)        1.0%       7.4%       7.3%
  Basic net income (loss) per share(1)....  $   0.29   $  (2.13)   $   0.25   $   1.77   $   1.71
  Diluted net income (loss) per
     share(1).............................  $   0.29   $  (2.13)   $   0.25   $   1.73   $   1.68
-------------------------------------------------------------------------------------------------
AT YEAR-END
  Receivables.............................  $ 82,574   $ 70,691    $ 63,004   $ 59,292   $ 46,948
  Inventories.............................    65,912     59,779      56,114     55,912     60,097
  Working capital.........................   120,629    120,647     131,728    155,122    143,692
  Total assets............................   286,047    290,192     257,445    254,433    234,054
  Long-term obligations...................    65,143     66,846      13,500     14,250     11,200
  Shareholders' equity....................   161,021    164,869     196,348    204,069    185,354

  Book value per share(2).................  $  17.08   $  17.42    $  19.97   $  19.39   $  17.58
-------------------------------------------------------------------------------------------------

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

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

MARKET OVERVIEW

US Medical Devices Market

Changes in the fundamental economics of healthcare delivery and restructuring and consolidation among healthcare providers continued throughout 1998. In reaction to this restructuring and consolidation, healthcare providers' capital expenditures are being reevaluated and reprioritized to respond to the needs of these newly formed organizations. Though the market for the medical devices sold by the Company is affected by advances in technology, it remains primarily a replacement market driven by a provider's decision to replace older or obsolete equipment. As a result, healthcare providers have discretion in the timing of their equipment purchases and can delay them. In this market, competition for business is intense, creating continued pricing pressure. The restructuring and consolidation among healthcare providers has increased the complexity of selling capital equipment. Today's providers have larger and more complicated purchasing processes and more difficult issues needing solutions provided by the Company's products. These factors contribute to uncertainty in revenue projections both on a quarterly and an annual basis.

International Medical Devices Market

During 1998, international revenue was negatively impacted by unfavorable foreign currency exchange rates and by economic conditions in parts of the Company's Asia/Pacific region. This situation impacted 1997 revenue beginning in July and accelerated throughout the remainder of 1997 and 1998. In late 1998, evidence of further negative economic impact was experienced in Latin America and the Middle East. The combination of political, economic and healthcare delivery policies and the Company's tactical sales approach can influence the market for capital equipment and the Company's performance in any country or region in any given year. The effects of worldwide political and economic dynamics, including currency exchange rates, are not in the control of the Company and, therefore, the impact on the Company's performance and financial statements cannot be predicted.

Intesys Clinical Information Systems Market

The market for Clinical Information Systems ("CIS"), while significant, remains in the early stages of development. The impact of managed care and the subsequent restructuring that has occurred among providers has, in many cases, delayed purchases of these products. Healthcare providers are rethinking their information systems strategies to support the business and patient management needs of their organization in this environment of healthcare reform. Because the market is emerging and the healthcare delivery system remains in a period of transition, it is difficult to predict the rate of growth of the market and, therefore, the Company's ability to produce revenue from this product line. The Company believes that changes in the healthcare environment will create incentives to optimize process efficiencies, control costs and increase the quality of patient care and, consequently, create increased demand for these products. Automation of data collection, analysis and distribution can play an important role in realizing such efficiencies and increasing the quality of care that healthcare providers deliver.

Year 2000

A major challenge for healthcare providers in 1999 will be ensuring that their information systems and medical devices are prepared to deal with the problems presented by the Year 2000 computer problem. The allocation of providers' resources to solve this problem may compete for resources that may otherwise have been directed to the purchase and implementation of new CIS applications or medical devices such as those offered by the Company. This competition for resources may adversely affect the customers' willingness to purchase medical device and CIS products in 1999.

RESULTS OF OPERATIONS

REVENUE
--------------------------------------------------------------------------------

         (dollars in millions)              1998   Change    1997   Change   1996
----------------------------------------------------------------------------------

US Revenue.............................    $192.9    10.5%  $174.6    5.5%  $165.5
International Revenue..................      81.3   (10.3%)   90.7   10.0%    82.5
                                           ------           ------          ------
Total Revenue..........................    $274.2     3.4%  $265.3    7.0%  $248.0
                                           ======           ======          ======
----------------------------------------------------------------------------------

Revenue for 1998 was $274.2 million, up 3.4% from $265.3 million in 1997. Revenue for 1997 was up $17.3 million or 7.0% from 1996. The 1998 increase was due to the inclusion of a full year of diagnostic cardiology product line revenue in 1998 from the Company's August 1997 acquisition of Spacelabs Burdick. The increase in 1997 revenue was due to growth in the Company's international revenue and the consolidation of Spacelabs Burdick for the 18 weeks from the date of acquisition to the end of the 1997 fiscal year.

US revenue increased to $192.9 million, up 10.5% from $174.6 million in 1997. US revenue in 1997 was up 5.5% over 1996. Growth in both 1998 and 1997 was attributable primarily to the addition of diagnostic cardiology products from the acquisition of Spacelabs Burdick. Although patient monitoring revenue was down from 1997, it grew at an accelerating rate over the year. The Company experienced increased customer interest and sales activity in the latter half of 1998 as a result of the introduction of the new Ultraview Care Network, which replaces approximately 80% of the Company's monitoring line. While management is encouraged by these activities, the market for patient monitoring equipment continues to be extremely competitive as a result of changes in the US healthcare delivery system.

International revenue, including export sales, declined by 10.3% to $81.3 million in 1998 from $90.7 million in 1997. 1997 revenue grew 10.0% over 1996. International revenue made up 29.7% of total revenue in 1998, compared with 34.2% in 1997 and 33.3% in 1996. International revenue in 1998 was negatively impacted by unfavorable currency exchange rates and difficult economic conditions in various parts of the world, most notably Asia, the Middle East and Latin America. Growth in international revenue in 1997 was a result of continued penetration of international markets and the addition of the diagnostic cardiology line.

At December 31, 1998, the Company had approximately $67.1 million of backlog orders believed to be firm, compared to $44.8 million on December 26, 1997. Of the $67.1 million, it is estimated that approximately 90% will ship within the next 12 months. The increase in backlog is attributable to the strengthening of the US sales organization and increased acceptance of the Company's new Ultraview Care Network, which was introduced during 1998. Backlog is subject to seasonal variation and historically has been greater in the fourth fiscal quarter of the past three years.

GROSS MARGIN
--------------------------------------------------------------------------------

         (dollars in millions)              1998   Change    1997   Change   1996
----------------------------------------------------------------------------------

Gross margin...........................    $123.4    (6.1%) $131.4    5.2%  $124.9
As a % of revenue......................     45.0%            49.5%           50.4%
----------------------------------------------------------------------------------

Gross margin as a percentage of revenue was 45.0% in 1998, compared to 49.5% in 1997 and 50.4% in 1996. Current year margins were impacted by a $4.0 million inventory write-down during the first half of 1998 as a result of the introduction of new monitoring products as well as charges related to Year 2000 compliance for products previously sold to customers and the write-off of obsolete product line technology. Excluding these unusual charges, gross margin for 1998 would have been 47.5%. Gross margin in 1998 was also adversely affected by the consolidation of the Spacelabs Burdick cardiology product line for the entire year as compared to only 18 weeks in 1997. Gross margins on Spacelabs Burdick products are generally lower than the Company's historic margins because Spacelabs Burdick products are sold primarily through distributor sales channels at prices that are typically lower than those from sales to end users. In addition, the Company's gross margin continued to be influenced by unfavorable foreign exchange rates and worldwide pricing pressures attributable to increased competition and changes in the healthcare environment. The Company believes that pressure on gross margin from aggressive worldwide competitive pricing will continue. The decrease in 1997 gross margin percentage resulted primarily from the partial year consolidation of Spacelabs Burdick during that year.

OPERATING EXPENSES

------------------------------------------------------------------------------------------------
         (dollars in millions)             1998       Change       1997       Change       1996
------------------------------------------------------------------------------------------------

Selling, general and administrative.....  $ 91.3       14.8%      $ 79.5       7.1%       $ 74.2

As a % of revenue.......................   33.3%                   30.0%                   29.9%
------------------------------------------------------------------------------------------------

Research and development................  $ 30.7      (2.8%)      $ 31.6      11.7%       $ 28.3

As a % of revenue.......................   11.2%                   11.9%                   11.4%
------------------------------------------------------------------------------------------------

Selling, general and administrative expenses increased 14.8% to $91.3 million (33.3% of revenue) in 1998 from $79.5 million (30.0% of revenue) in 1997. The increase resulted primarily from the consolidation of Spacelabs Burdick, including amortization of the related goodwill, for the entire year in 1998 as compared to 18 weeks in 1997. In addition, the economic conditions in certain international markets led to increased bad debt provisions in 1998. In 1997, selling, general and administrative expenses increased by 7.1% over 1996 due to the addition of Spacelabs Burdick, international expansion and greater investment in Intesys sales and marketing efforts.

Research and development costs in 1998 decreased to $30.7 million (11.2% of revenue) from $31.6 million (11.9% of revenue) in 1997. The decrease reflects the impact of certain cost reduction initiatives implemented during 1998. In 1997, research and development costs increased 11.7% over 1996 as a result of the consolidation of Spacelabs Burdick and AKD operations.

--------------------------------------------------------------------------------------------------
                  (dollars in millions)                    1998             1997             1996
--------------------------------------------------------------------------------------------------
In-process research & development........................  --              $ 34.0            $ 8.8
--------------------------------------------------------------------------------------------------

As a % of revenue........................................  --               12.8%             3.5%
--------------------------------------------------------------------------------------------------

In connection with its 1997 and 1996 acquisitions, the Company expensed $34.0 million and $8.8 million, respectively, representing purchased in-process research and development ("IPR&D") that had not yet reached technological feasibility and had no alternative future use. These expenditures were recognized as a period expense in accordance with Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. The 1997 amount consisted of $21.4 million, $6.6 million and $6.0 million, relating to the acquisitions of Spacelabs Burdick, AMS and AKD, respectively. The 1996 amount consisted of $7.3 million related to the acquisition of JRS Clinical Technologies, Inc. ("JRS") and $1.5 million related to an investment with DSA Systems, Inc. ("DSA"). The value assigned to IPR&D for each of the acquisitions was determined by an independent appraiser using a discounted cash flow method. This involves estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate includes a factor that is intended to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The resulting net cash flows were based on management's estimates of revenue, cost of sales, research and development costs, selling, general and administrative expenses, and income taxes from such projects.

The $21.4 million value assigned to IPR&D for the Spacelabs Burdick acquisition was based upon research efforts in four separate technological areas: diagnostic ECG equipment ($10.5 million), Stress analysis products ($2.2 million), Holter data recording products ($2.2 million) and Pyramis clinical information systems software ($6.5 million). The nature of the efforts required to develop these areas into commercially viable products includes the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications. The estimated cost to be incurred to develop the IPR&D into commercially viable products was approximately $2.9 million in the aggregate through the year 2000. Net cash flows for each area were derived by management based on the following assumptions:

     - The estimated revenue was based upon projected annual revenue growth rates from future products expected to be derived once technological feasibility is achieved. These annual growth rates range from 15% to 27%. Revenue was expected to begin in 1998 for certain ECG, Stress and Pyramis products and in 1999 for Holter products.

     - Gross margin percentage was estimated to be slightly higher than historical Spacelabs Burdick margins based upon manufacturing synergies to be achieved through combining certain manufacturing processes.

     - The estimated selling, general and administrative expenses were projected to decrease slightly from historical Spacelabs Burdick levels due to operating synergies.

     - Each area was assigned a discount rate, ranging from 25% to 35%, commensurate with the estimated level of uncertainty involved in achieving successful development.

As of the end of 1998, the Company has continued development in all four IPR&D project areas. Research and development costs incurred from the date of acquisition through December 31, 1998 totaled approximately $1.5 million on these projects. Certain products in the ECG, Stress and Pyramis areas became commercially available during 1998, substantially in line with original timing estimates. Revenues earned from the date of acquisition through December 31, 1998 totaled approximately $10.1 million from such products. The estimated costs still to be incurred to complete development of all the IPR&D products is approximately $3.0 million through the year 2001.

The $6.6 million value assigned to IPR&D in the AMS acquisition related to research efforts in three technological areas: fetal monitoring equipment ($1.9 million), BirthNet(TM) 5.0 perinatal information systems software ($2.5 million) and perinatal sensors ($2.2 million). The estimated cost to be incurred to develop the IPR&D into commercially viable products was approximately $3.4 million in the aggregate through the year 2001. Net cash flows for each area were derived by management based on the following assumptions:

     - Revenue estimates were based upon projected annual revenue growth rates of 16% to 54% from future products expected to be derived once technological feasibility is achieved. Revenue was expected to begin in 1997 for BirthNet 5.0 software and certain perinatal sensors and in 1999 for fetal monitoring products under development.

     - Gross margin percentage was estimated to be slightly higher than historical AMS margins on comparable products based upon manufacturing synergies to be achieved through combining certain manufacturing processes.

     - The estimated selling, general and administrative expenses were projected to be consistent with historical Spacelabs levels.

     - Each area was assigned a discount rate, ranging from 37% to 45%, commensurate with the estimated level of uncertainty involved in achieving successful development.

As of December 31, 1998, the development efforts in the acquired IPR&D areas were either completed or are still under development. Research and development costs incurred from the date of acquisition through December 31, 1998 totaled approximately $3.0 million on these projects. BirthNet 5.0 and certain perinatal sensors became commercially available in 1997, substantially in line with original timing estimates. Revenues earned from the date of acquisition through December 31, 1998 totaled approximately $1.3 million from such products. The estimated costs still to be incurred to complete development of all the IPR&D products is approximately $0.8 million through the year 2001.

The $6.0 million value of IPR&D in the AKD acquisition related to two software projects: clinical data repository ("CDR") software and master participant index ("MPI") software. The cost to complete the development efforts on these projects was estimated to be approximately $2.5 million through 1999. Net cash flows were estimated by management based on the following assumptions:

     - Revenue from these two products was expected to begin in 1998 and grow at an annual rate of 33%.

     - Gross margin and selling, general and administrative expenses were estimated to be consistent with the Company's historical margins and expense levels of other CIS products.

     - A discount rate of 45% was assigned to the net cash flows of each project, commensurate with the estimated level of uncertainty involved in achieving successful development.

Both the CDR and MPI projects were completed and are being marketed by the Company at December 31, 1998 as part of the Company's Intesys CIS software line. Actual research and development costs incurred subsequent to the acquisition date to complete these projects totaled approximately $0.7 million. Additional development costs associated with these projects is not expected to exceed $100,000. Through December 31, 1998, the Company had generated approximately $4.7 million in revenue from the sale of these products.

Similar methodology was applied to purchased IPR&D expensed in 1996 in connection with the JRS and DSA acquisitions. The Company has not continued to develop the software technology acquired in the JRS acquisition due to incompatibility with other CIS development activities.

If the IPR&D projects discussed above are not successfully developed, the revenue and profitability of the Company may be adversely affected in future periods. Additionally, the value of related intangible assets may become impaired.
--------------------------------------------------------------------------------

                   (dollars in millions)                      1998        1997        1996
------------------------------------------------------------------------------------------
Restructuring of operations.................................  $3.6        $0.9        $7.1
As a % of revenue...........................................  1.3%        0.3%         2.9%
------------------------------------------------------------------------------------------

During the first half of 1998, the Company recorded charges totaling approximately $3.6 million associated with a restructuring program related to improving the Company's cost structure. The charges represent the cost of employee severance benefits and related expenditures for 86 employees, office closure costs associated with the elimination of two research offices and three sales offices, and related asset impairment charges. A summary of these charges follows:

                                 Employee         Other          Asset         Office
                                 Severance      Personnel      Impairment      Closure
                                 Benefits         Costs         Charges         Costs       Total
                                 ---------      ---------      ----------      -------      ------
1998 charges...................   $1,364         $1,224           $601          $370        $3,559
Utilized in 1998...............    1,240          1,074            601           370         3,285
                                  ------         ------           ----          ----        ------
Remaining liability at December
  31, 1998.....................   $  124         $  150           $ --          $ --        $  274
                                  ======         ======           ====          ====        ======

As of December 31, 1998, 85 employees have separated in connection with the 1998 restructuring activities.

In conjunction with the 1997 acquisition of Spacelabs Burdick, the Company recorded a charge of $0.9 million related to the restructuring of certain duplicative activities. A summary of these charges follows:

                                             Employee           Asset
                                             Severance        Impairment
                                             Benefits          Charges          Other        Total
                                             ---------        ----------        -----        -----
1997 charges...............................    $212              $351           $348         $911
Utilized in 1997...........................      95                --             13          108
                                               ----              ----           ----         ----
Liability at December 31, 1997.............     117               351            335          803
Reclassifications..........................      14               167           (181)          --
Utilized in 1998...........................     131               518            154         (803)
                                               ----              ----           ----         ----
Remaining liability at December 31, 1998...    $ --              $ --           $ --         $ --
                                               ====              ====           ====         ====

The Company also incurred restructuring charges of $7.1 million in 1996 related to the consolidation of manufacturing and customer service operations in its Redmond, Washington facility.

OTHER INCOME (EXPENSE)


-----------------------------------------------------------------------------------------------
(dollars in millions)                                            1998         1997         1996
-----------------------------------------------------------------------------------------------
Interest income.........................................        $ 0.5        $ 1.4        $ 2.4
-----------------------------------------------------------------------------------------------
Interest expense........................................        $(4.8)       $(2.3)       $(0.6)
-----------------------------------------------------------------------------------------------
Other income (expense), net.............................        $10.8        $(0.6)       $(0.2)
-----------------------------------------------------------------------------------------------

Interest income in 1998 totaled $0.5 million compared to $1.4 million in 1997 and $2.4 million in 1996. The decrease in interest income for both years was due to a reduction in cash available for investment as the Company has used cash to minimize outstanding borrowings under revolving and term loan facilities associated with the August 1997 acquisition of Spacelabs Burdick.

Interest expense in 1998 increased to $4.8 million from $2.3 million in 1997 and $0.6 million in 1996. The increase in interest expense in 1998 was principally due to a full year of interest expense on the loan used to finance the acquisition of Spacelabs Burdick. The increase in interest expense in 1997 over 1996 was also due to the Spacelabs Burdick acquisition loan and the capitalization of interest costs of $0.4 million in 1996 related to the construction of the Company's Redmond, Washington facility.

Other income in 1998 includes a gain of $13.1 million from the sale of Physio Control International Corporation ("Physio") common stock. During the same period, the Company also incurred $2.1 million in charges primarily related to the write-down of certain other assets and recognized foreign currency gains totaling $363,000 as a result of the weakening of the US dollar against the currencies of the Company's foreign operations. Other income (expense) in 1997 and 1996 included losses from foreign currency fluctuations of $709,000 and $236,000, respectively, due to the strengthening of the US dollar against the currencies of the Company's foreign operations.

TAXES AND NET INCOME


----------------------------------------------------------------------------------------------
(dollars in millions, except per-share data)                   1998        1997          1996
----------------------------------------------------------------------------------------------
Income taxes................................................  $ 1.7        $  4.3        $5.5
Effective tax rate..........................................   38.0%       *             *
Net income (loss)...........................................  $ 2.7        $(20.4)       $2.6
Diluted net income (loss) per share.........................  $0.29        $ (2.13)      $0.25
----------------------------------------------------------------------------------------------

* Not meaningful

The 1998 effective tax rate of 38.0% reflects the mix of federal, state and foreign tax rates. The effective tax rates for both 1997 and 1996 were not meaningful due to the nondeductibility of certain acquired IPR&D charges. Excluding the impact of the IPR&D, the effective tax rates for 1997 and 1996 were 36.7% and 37.4%, respectively. Management believes the Company's net deferred tax assets of $28.7 million at December 31, 1998 are more likely than not to be realized based on amounts available for carryback to previous taxable years, tax strategies involving the sale of appreciated property and future profitability expectations. Failure to meet future profitability expectations could result in increases to the valuation allowance for deferred tax assets.

As a result of the above factors, the Company reported net income of $2.7 million or $0.29 per share in 1998, compared to a net loss of $20.4 million or ($2.13) per share in 1997 and net income of $2.6 million or $0.25 per share in 1996.

CAPITAL RESOURCES AND LIQUIDITY


-----------------------------------------------------------------------------------
                                                                             Dollar       Percent
(dollars in millions)                                  1998        1997      Change        Change
-----------------------------------------------------------------------------------
Cash and cash equivalents..........................  $  1.5      $ 11.9      $(10.4)      (87.4)%
Short-term investments.............................      --         1.0        (1.0)     (100.0)%
Marketable securities..............................      --        10.9       (10.9)     (100.0)%
Working capital....................................   120.6       120.6          --            --
Long-term obligations..............................    65.1        66.8        (1.7)       (2.5)%
-------------------------------------------------------------------------------------------------

The Company's combined cash and cash equivalents were $1.5 million at December 31, 1998, compared to $11.9 million as of December 26, 1997. Working capital was $120.6 million at both December 31, 1998 and December 26, 1997. During 1998, the Company liquidated its short-term investment portfolio and sold its marketable securities (comprised principally of Physio common stock).

The Company used $7.1 million in cash from operating activities in 1998, compared to $12.8 million in 1997. The primary operating uses of cash in 1998 included an increase of $11.6 million in accounts receivable and $5.5 million in inventory, offset in part by an increase of $5.3 million in accounts payable and accrued expenses. The increase in accounts receivable is principally attributable to a slowdown in international collections as a result of the economic situation in parts of Asia, the Middle East and Latin America coupled with growth in certain European countries having longer collection cycles. The increase in inventory is primarily due to new product introductions during 1998. The change in accounts payable and accrued expenses is largely due to the increase in inventories and timing of payments. Cash used in operating activities in 1998 and 1997 also included restructuring costs in 1998 and 1997 and the acquisition of in-process research and development costs in 1997.

The Company generated $5.0 million in cash from investing activities in 1998 compared to $41.5 million used in investing activities in 1997. Investing activities in 1998 include $13.1 million in cash generated from the sale of Physio common stock and $1.0 million from the sale of short-term investments. The

Company invested $8.3 million in property, plant and equipment in 1998, compared to $9.6 million in 1997. Significant capital expenditures in 1998 included costs of ongoing efforts to upgrade financial software in the Company's international subsidiary locations and to implement a new service call tracking system. Management expects 1999 capital expenditures to be consistent with 1998 and 1997 levels. During 1997, the Company used $37.1 million in investing activities primarily related to the acquisitions of Spacelabs Burdick, AMS and AKD.

During 1998, the Company used $7.5 million in financing activities, compared to $40.6 million generated by such activities in 1997. Significant financing uses of cash during 1998 included $7.2 million in debt repayments and approximately $2.0 million related to the Company's stock repurchase programs authorized by the Board of Directors in 1995 and 1997. At December 31, 1998, approximately 866,600 shares remain authorized for repurchase under the programs. Shares acquired under the repurchase programs are being used to service the Company's various employee benefit plans and may be used for other purposes the Company deems appropriate.

In 1997, in conjunction with the acquisition of Spacelabs Burdick, the Company entered into a $65.0 million long-term loan agreement with its primary lender, consisting of a $35 million revolving component and a $30 million term component. The total outstanding balance of the facility may vary in amount through July 2000, over which time no principal repayments are required. The balance outstanding at the end of this period is repayable in 20 equal quarterly installments commencing in October 2000. The loan bears interest at margins over LIBOR and contains restrictive covenants. The Company was in compliance with such covenants at December 31, 1998. As of December 31, 1998, $20.3 million was outstanding under the revolving loan, $30 million was outstanding under the term loan and $14.7 million was available for future borrowings under the revolving loan, subject to compliance with certain loan covenants. During 1998, the Company made scheduled principal payments of $0.8 million on other long-term debt of $12.8 million, which is due in total in December 2002. This debt also bears interest at a margin over LIBOR. The Company entered into interest rate swap agreements in 1997 on the $30.0 million term portion of its $65.0 million facility and on the $12.8 million loan. The variable interest rates on these loans have been swapped for fixed rates of 7.07% and 6.66%, respectively. In addition to the above, the Company has available $5.0 million of domestic lines of credit as well as several small credit lines to meet the operating requirements of its international subsidiaries.

Management believes that cash flow from operations, together with available credit lines, will continue to be sufficient to meet ongoing operating requirements as well as the Company's investment in capital additions and research and development activities. In connection with research and development, cash may be used from time to time to acquire technology or to fund strategic ventures.

THE YEAR 2000 ISSUE

The "Year 2000 issue" refers to various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as we enter the year 2000. These problems generally arise from the fact that many computer programs and embedded microchips in equipment use only two digits to identify the year in a date. This may result in a computer or information system component failing to distinguish or properly characterize dates in the twenty-first century. This could cause system failures or miscalculations leading to disruptions including, but not limited to, the operations of the Company, data and financial information management, the receipt of goods from the Company's suppliers and the provision of goods and services to the Company's customers.

State of Readiness

The Company has implemented a comprehensive program in an effort to properly address Year 2000 issues with its internal systems, its products and with its third-party suppliers and service providers. Components of this program include:
(1) an inventory of material computer systems and embedded technologies produced or used by the Company; (2) assessment of Year 2000 compliance with material information technology ("IT") and non-IT systems; (3) repair or replacement of items that are determined not to be Year 2000 compliant; (4) test for material Year 2000 compliance; and (5) design, where necessary, of appropriate contingency plans.

Internal Systems: During 1998, the Company substantially completed the inventory and assessment phase of the program with respect to its material internal computer systems and embedded technologies. This assessment revealed non-compliance with respect to several significant systems, which are in the process of being repaired or replaced. Accounting and business software used by the Company's international subsidiaries is not Year 2000 compliant and is in the process of being replaced with compliant financial software. As of December 31, 1998, the new software had been successfully implemented in approximately 55% of the Company's international subsidiaries, with the remaining installations scheduled to be completed and tested by the end of August 1999. This new software will also assist the Company in accounting for euro-currency transactions. The Company's primary service call tracking software is not Year 2000 compliant and is being replaced by a new compliant system. The new system is scheduled to begin rolling out in the first quarter of 1999 and to be completed and tested in all applicable regions by the end of the third quarter of 1999. The Company's primary business and manufacturing software (Maxcim) required minor Year 2000 modifications, which were completed in 1998. The Company's Spacelabs Burdick operation completed the process of upgrading to compliant versions of its business, manufacturing and service call tracking software in 1998. The Company has also identified several software applications, which are in the process of being replaced or repaired. In addition, the Company is upgrading certain of its mainframe and network operating systems to Year 2000-compliant versions.

Products: The Company has completed the inventory and assessment phases with respect to products shipped since January 1, 1985 which contain software or embedded microchips. Each of the Company's products have been assigned to one of three categories as defined by the Company: "Year 2000 Compliant," "Year 2000 Compliant -- software upgrade required," and "Not Year 2000 Compliant." The Company maintains a list of these products and their current status on its web site, which is periodically updated as new information becomes available or as corrections to previous status updates become known. In addition, registered customers receive periodic customer service bulletins which provide information on assessing Year 2000 compliance of the Company's products and how to obtain and install fixes where necessary. As of the end of January 1999, the Company estimates it is over 90% complete with developing and testing software upgrades for its products, and expects to be 100% complete in the first half of 1999. Software upgrades to correct Year 2000 issues are provided free of charge to the Company's customers. Installation services are provided free for products shipped after October 1, 1996 and for customers with current maintenance agreements. Certain older products will not be made Year 2000 Compliant and those products have been and are being identified by the Company. In the second quarter of 1998, the Company accrued approximately $1.2 million related to the costs of replacing noncompliant embedded microchips with compliant microchips in certain older monitors covered under service agreements. The Company began making these updates in the fourth quarter of 1998 and expects to complete the program by the end of 1999.

Suppliers and Service Providers: The Company's Year 2000 program includes contacting the Company's material suppliers who provide both IT assets and non-IT related goods and services. The Company has initiated this program to (1) evaluate such suppliers' or service providers' Year 2000 compliance plans and state of readiness and (2) determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues. During the fourth quarter of 1998 and the first part of 1999, the Company expanded this program to include a broader analysis of suppliers and service providers throughout all areas of the corporation. To date, the Company has obtained information on Year 2000 compliance from approximately 80% of critical suppliers and has obtained written certifications from approximately 50% of such suppliers of their Year 2000 compliance. There remain a number of critical suppliers from whom appropriate assurances have not yet been received. In addition, the Company is evaluating responses from approximately 30% of its critical suppliers to determine their adequacy and to determine whether contingency plans should be designed or alternative suppliers engaged to avoid interruption of the Company's business should such third parties fail to remediate their Year 2000 issues in a timely fashion. The Company will continue its efforts to monitor the progress of its key suppliers and continue efforts to obtain and evaluate responses from them throughout 1999.

Costs to Address the Year 2000 Issue

The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $5.5 million. The total includes, but is not limited to: (1) the cost of identifying, assessing, and repairing or replacing internal IT and non-IT systems, including capitalizable costs of approximately $2.5 million associated with implementation of the Company's new international business and accounting software and new service call tracking software, which projects were accelerated in order to be available as Year 2000 solutions; (2) the cost of developing and testing software and hardware fixes for non-compliant products; (3) customer satisfaction costs associated with communication, delivery and installation of product fixes; (4) costs associated with evaluating the Year 2000 compliance status of suppliers and service providers; and (5) the cost of developing contingency plans. Included in the total costs of $5.5 million is $1.2 million relating to the Year 2000 upgrade of products previously sold to customers, which was accrued in the second quarter of 1998. Expenditures through December 31, 1998 totaled approximately $2.8 million.

Risks and Contingency Plans

The Company is continuing its assessment of the risks associated with the Year 2000 issue and its program to address such issues is ongoing. The Company's determination is not complete and there are no assurances that it will be completed in a timely manner or, if it is completed, that it will be completely accurate. Based on the results of this evaluation, the Company will attempt to develop contingency plans for its critical systems and processes. Such contingency plans have not yet been developed. There are no assurances that such plans will be adequate or completed in a timely manner. If the Company is unable to remediate its Year 2000 issues in a timely manner, the Company's manufacturing operations may be unable to build and deliver products due to internal system failures, and vendors may be unable to deliver services, raw materials and components. The failure to remediate material systems, suppliers, or products may have a material adverse effect on the operations of the Company. The Company's efforts to develop contingency plans may include such considerations as alternative suppliers, increase in certain inventory levels of certain key components, and the replacement of IT systems with manual systems. The Company expects to develop such contingency plans before January 1, 2000. Additionally, the Company and many other businesses, have potential unquantifiable exposure arising from third-party systems outside of the general operational control of the Company, and which may be effected by Year 2000 issues. These include but are not limited to such systems as the national and worldwide banking information systems, transportation, governmental systems, and utilities. It may not be possible to develop adequate or any risk assessment and contingency plans for such widespread systems failures. Finally, this Year 2000 disclosure contains estimates and forward-looking statements. Those estimates and statements are subject to inherent uncertainty and there is no guaranty that they are accurate.

THE EURO CONVERSION

Beginning January 1, 1999, the authority to direct monetary policy for certain participating countries in the European Union is now exercised by the new European Central Bank. During a transition period between January 1, 1999 and January 1, 2002, private parties may pay for goods and services using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. Beginning January 1, 2002, the participating countries will only use new euro-denominated bills and coins.

The euro conversion may create technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions. The participating countries' adoption of a single currency may result in greater transparency of pricing for the Company's products, making Europe a more competitive environment. Currently, the effects of the euro conversion on the operations of the Company are uncertain. The Company has initiated but not yet completed an analysis to facilitate the development of a plan for the conversion. While management currently believes that it will complete an adequate analysis and implement the plan in a timely manner and avoid any material adverse effect, there is the possibility that this may not occur.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company in the year 2000. Statement 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for different types of hedging activities including fair value hedges, cash flow hedges and hedges of foreign currency exposures. Although the Company has not fully assessed the impact of this pronouncement on its financial statements, its initial assessment is that Statement 133 will not have a material impact on the Company's financial position or results of operations.

INFLATION

Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

FORWARD-LOOKING INFORMATION

Statements that are not based on historical facts are forward-looking statements subject to uncertainties and risks including, but not limited to, product and service demand and acceptance; adverse economic conditions; adverse exchange rate fluctuations and political risks; the impact of competition on pricing, capacity and supply constraints or difficulties; the failure to achieve product development objectives; and other risks detailed in this document and other of the Company's Securities and Exchange Commission filings.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

Substantially all of the revenue and operating expenses of the Company's foreign subsidiaries are denominated in local currencies and translated into US dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation impacts primarily revenue and operating expenses as a result of foreign exchange rate fluctuations. Because the Company's inventories are manufactured in the United States, foreign currency fluctuations generally do not affect its cost of goods sold. The Company's foreign currency transaction risk is primarily limited to amounts receivable from its foreign subsidiaries, which are denominated in local currencies (approximately $6.3 million at December 31, 1998). To minimize foreign currency transaction risk, the Company ensures that its foreign subsidiaries remit amounts to the US parent in a timely manner. Foreign country short-term borrowing facilities are utilized where necessary to ensure prompt payments. The Company does not currently utilize foreign currency hedging contracts.

If the US dollar uniformly increases in strength by 10% in 1999 relative to the currencies in which the Company's sales are denominated, income before taxes would decrease by $2.5 million for the year ending December 31, 1999. This calculation assumes 1999 foreign currency sales and expenses approximate those of 1998, that each exchange rate would change in the same direction relative to the US dollar and that amounts receivable from its foreign subsidiaries remains constant. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

INTEREST RATES

The Company's earnings are affected by changes in short-term interest rates as a result of its short and long term borrowings. To limit the potential effects of interest rate changes, the Company has entered into interest rate swap agreements to convert a portion of its variable interest rate debt into fixed rates. The Company does not enter into derivative or interest rate transactions for speculative purposes. At December 31, 1998, the Company's variable rate long-term debt totaled $63.1 million and variable rate short-term borrowings totaled $2.7 million. The Company has interest rate swap agreements with a notional amount aggregating $42.8 million, effectively converting $12.8 million and $30.0 million of its variable rate long-term debt to fixed rates of 6.66% and 7.07%, respectively.

If market interest rates average 2% more in 1999 than they did in 1998, the Company's interest expense, after considering the effects of its interest rate swap agreements, would increase, and income before income taxes would decrease by $0.5 million. These amounts are determined by considering the impact of hypothetical interest rates on the Company's outstanding borrowings as of December 31, 1998, giving consideration to its interest rate swap agreements, and does not consider changes in the actual level of borrowings that may occur subsequent to December 31, 1998. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment nor does it consider likely actions that management could take with respect to the Company's financial structure to mitigate the exposure to such a change.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            SPACELABS MEDICAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,        December 26,
                                                                  1998                1997
                                                              ------------        ------------
                                                                       (in thousands)
                                            ASSETS
Current assets
  Cash, cash equivalents and short-term investments.........    $  1,467            $ 12,934
  Marketable equity securities..............................          --              10,859
  Trade receivables, net of allowance for doubtful accounts
     of $2,972 and $2,708...................................      82,575              70,691
  Inventories (Note 2)......................................      65,912              59,779
  Prepaid expenses..........................................       3,387               2,304
  Deferred income taxes (Note 7)............................      27,171              22,557
                                                                --------            --------
          Total current assets..............................     180,512             179,124
Property, plant and equipment, net (Note 3).................      65,146              65,334
Deferred income taxes (Note 7)..............................       1,558               1,495
Goodwill, net of accumulated amortization of $6,884 and
  $5,522....................................................      24,856              27,770
Other assets................................................      13,975              16,469
                                                                --------            --------
                                                                $286,047            $290,192
                                                                ========            ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings (Note 4)............................    $  2,666            $  1,314
  Current portion of long-term obligations (Note 5).........         750               5,507
  Accounts payable..........................................      23,056              19,015
  Accrued expenses (Note 6).................................      25,003              25,116
  Deferred revenue..........................................       5,660               4,082
  Taxes on income...........................................       2,748               3,443
                                                                --------            --------
          Total current liabilities.........................      59,883              58,477
Long-term obligations (Note 5)..............................      65,143              66,846
Commitments and contingencies (Notes 10, 11 and 12).........          --                  --
Shareholders' equity (Notes 8 and 11):
  Preferred stock, $1.00 par value; authorized -- 6.0
     million shares; issued -- none.........................          --                  --
  Common stock, $0.01 par value; authorized -- 50.0 million
     shares; issued -- 11.3 million; outstanding -- 9.4 and
     9.5 million shares.....................................         113                 113
  Additional paid-in capital................................     100,690             100,274
  Common stock in treasury, at cost; 1.8 million shares.....     (41,239)            (40,871)
  Accumulated other comprehensive income (loss).............      (3,556)              3,053
  Retained earnings.........................................     105,013             102,300
                                                                --------            --------
          Total shareholders' equity........................     161,021             164,869
                                                                --------            --------
                                                                $286,047            $290,192
                                                                ========            ========

          See accompanying Notes to Consolidated Financial Statements.

                            SPACELABS MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended
                                                       ------------------------------------------
                                                       December 31,   December 26,   December 27,
                                                           1998           1997           1996
                                                       ------------   ------------   ------------
                                                         (in thousands, except per-share data)
Revenue..............................................    $274,240       $265,279       $247,953
Cost of Sales........................................     150,802        133,925        123,082
                                                         --------       --------       --------
Gross Margin.........................................     123,438        131,354        124,871
                                                         --------       --------       --------
Operating expenses
  Selling, general and administrative................      91,266         79,475         74,189
  Research and development...........................      30,715         31,614         28,293
  Acquisition of in-process research and development
     (Note 17).......................................          --         33,967          8,797
  Restructuring of operations (Note 16)..............       3,559            911          7,126
                                                         --------       --------       --------
          Total operating expenses...................     125,540        145,967        118,405
                                                         --------       --------       --------
Income (loss) from operations........................      (2,102)       (14,613)         6,466
Other income (expense)
  Interest income....................................         470          1,435          2,407
  Interest expense (Note 5)..........................      (4,842)        (2,281)          (593)
  Other income (expense), net (Note 14)..............      10,847           (621)          (206)
                                                         --------       --------       --------
Income (loss) before income taxes (Note 7)...........       4,373        (16,080)         8,074
Income taxes (Note 7)................................       1,660          4,318          5,512
                                                         --------       --------       --------
Net income (loss)....................................    $  2,713       $(20,398)      $  2,562
                                                         ========       ========       ========
Basic net income (loss) per share (Note 9)...........    $   0.29       $  (2.13)      $   0.25
                                                         ========       ========       ========
Diluted net income (loss) per share (Note 9).........    $   0.29       $  (2.13)      $   0.25
                                                         ========       ========       ========
Weighted average common shares (Note 9)..............
  Basic..............................................       9,394          9,565         10,149
                                                         ========       ========       ========
  Diluted............................................       9,476          9,565         10,317
                                                         ========       ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                            SPACELABS MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended
                                                       ------------------------------------------
                                                       December 31,   December 26,   December 27,
                                                           1998           1997           1996
                                                       ------------   ------------   ------------
                                                                     (in thousands)
Operating activities
  Net income (loss)..................................    $  2,713       $(20,398)      $  2,562
  Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities
     Depreciation and amortization...................       9,953          9,399          8,584
     Gain on sale of marketable securities...........     (13,114)            --             --
     Acquired in-process research and development....          --          6,000          2,087
     Asset write-downs...............................       4,119             --             --
     Deferred income tax (benefit) provision.........      (1,801)           212         (1,036)
     Contribution to ISSOP 401(k) plan in common
       stock.........................................         681            706            672
     Changes in operating assets and liabilities
       Increase in trade receivables.................     (11,583)        (2,614)        (3,730)
       Increase in inventories.......................      (5,526)          (369)           (97)
       (Increase) decrease in prepaid expenses.......        (942)           297           (488)
       Increase (decrease) in accounts payable and
          accrued expenses...........................       5,271         (5,071)         6,082
       Increase in deferred revenue..................       1,571            217            577
       Increase (decrease) in taxes on income........         720           (982)         1,665
     Other...........................................         806           (165)           242
                                                         --------       --------       --------
Cash provided (used) by operating activities.........      (7,132)       (12,768)        17,120
                                                         --------       --------       --------
Investing activities
  Investment in property, plant and equipment........      (8,334)        (9,615)       (18,285)
  Proceeds from sale of investment...................      13,135             --             55
  Proceeds from maturity of short-term investments...       1,023          5,206             62
  Business acquisitions, net of cash acquired, and
     other investments...............................        (617)       (37,129)          (916)
  Other..............................................        (178)             5             --
                                                         --------       --------       --------
Cash provided (used) by investing activities.........       5,029        (41,533)       (19,084)
                                                         --------       --------       --------
Financing activities
  Increase (decrease) in short-term borrowings.......       1,352          1,299           (235)
  Principal payments on long-term debt...............      (7,167)        (3,130)          (750)
  Proceeds from long-term debt.......................          --         52,000             --
  Purchase of treasury stock.........................      (1,959)       (10,708)       (18,343)
  Exercise of stock options..........................         247          1,122            795
                                                         --------       --------       --------
Cash provided (used) by financing activities.........      (7,527)        40,583        (18,533)
                                                         --------       --------       --------
Effect of exchange rate changes on cash..............        (814)          (205)          (133)
                                                         --------       --------       --------
Decrease in cash and cash equivalents................     (10,444)       (13,923)       (20,630)
Cash and cash equivalents at beginning of year.......      11,911         25,834         46,464
                                                         --------       --------       --------
Cash and cash equivalents at end of year.............    $  1,467       $ 11,911       $ 25,834
                                                         ========       ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                            SPACELABS MEDICAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------
                                       Common Stock                    Common Stock       Accumulated
                                        Outstanding     Additional      In Treasury          Other                      Total
                                      ---------------    Paid-In     -----------------   Comprehensive   Retained   Shareholders'
                                      Shares   Amount    Capital     Shares    Amount    Income (Loss)   Earnings      Equity
---------------------------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 29, 1995..........  10,526    $113     $101,029    $ 726    $(16,571)     $  (638)     $120,136     $204,069
  Comprehensive income:
    Net income......................                                                                        2,562        2,562
    Foreign currency translation
      adjustment....................                                                            (56)                       (56)
    Unrealized gain on investment
      securities, net of tax effect
      of $3,424.....................                                                          6,360                      6,360
                                                                                            -------      --------     --------
    Total comprehensive income......                                                          6,304         2,562        8,866
    Exercise of stock options.......      55                 (341)     (55)      1,076                                     735
    Amortization of unearned
      compensation (Note 11)........                          289                                                          289
    Contribution of shares to ISSOP
      401(k) plan...................      29                   61      (29)        611                                     672
    Issuance of restricted shares...      20                 (412)     (20)        412                                  --
    Purchase of treasury shares.....    (796)                          796     (18,343)                                (18,343)
    Forfeitures of unearned
      compensation..................      (4)                  78        4         (78)                                 --
    Stock compensation tax
      benefits......................                           60                                                           60
                                      ------    ----     --------    -----    --------      -------      --------     --------
Balance, December 27, 1996..........   9,830     113      100,764    1,422     (32,893)       5,666       122,698      196,348
  Comprehensive loss:
    Net loss........................                                                                      (20,398)     (20,398)
    Foreign currency translation
      adjustment....................                                                         (2,645)                    (2,645)
    Unrealized gain on investment
      securities, net of tax effect
      of $20........................                                                             32                         32
                                                                                            -------      --------     --------
    Total comprehensive loss........                                                         (2,613)      (20,398)     (23,011)
    Exercise of stock options.......      64                 (191)     (64)      1,313                                   1,122
    Amortization of unearned
      compensation (Note 11)........                          412                                                          412
    Contribution of shares to ISSOP
      401(k) plan...................      33                  (59)     (33)        765                                     706
    Issuance of restricted shares...      34                 (787)     (34)        787                                  --
    Purchase of treasury shares.....    (491)                          491     (10,708)                                (10,708)
    Forfeitures of unearned
      compensation..................      (5)                 135        5        (135)                                 --
                                      ------    ----     --------    -----    --------      -------      --------     --------
Balance, December 26, 1997..........   9,465     113      100,274    1,787     (40,871)       3,053       102,300      164,869
  Comprehensive loss:
    Net income......................                                                                        2,713        2,713
    Foreign currency translation
      adjustment....................                                                           (217)                      (217)
    Realized gain on investment
      securities previously reported
      in comprehensive income, net
      of tax effect of $3,443.......                                                         (6,392)                    (6,392)
                                                                                            -------      --------     --------
    Total comprehensive loss........                                                         (6,609)        2,713       (3,896)
    Exercise of stock options.......      18                 (129)     (18)        376                                     247
    Amortization of unearned
      compensation (Note 11)........                          298                                                          298
    Contribution of shares to ISSOP
      401(k) plan...................      38                 (197)     (38)        878                                     681
    Issuance of restricted shares...      22                 (510)     (22)        510                                  --
    Purchase of treasury shares.....    (110)                          110      (1,959)                                 (1,959)
    Forfeitures of unearned
      compensation..................      (8)                 173        8        (173)                                 --
    Stock compensation tax
      benefits......................                          781                                                          781
                                      ------    ----     --------    -----    --------      -------      --------     --------
Balance, December 31, 1998..........   9,425    $113     $100,690    1,827    $(41,239)     $(3,556)     $105,013     $161,021
                                      ======    ====     ========    =====    ========      =======      ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                            SPACELABS MEDICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (dollars in thousands, except per-share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Spacelabs Medical, Inc. and its subsidiaries ("Company"). Intercompany transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

During 1998, the Company changed its fiscal year end from the 52- or 53-week period ending on the last Friday in December to December 31. The five-day transition period from December 26, 1998 to December 31, 1998 is included in the 1998 fiscal year.

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

Cash Equivalents and Short-Term Investments

All liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Short-term investments of $1,023 at December 26, 1997 were comprised of debt securities issued by the US Treasury and government agencies. At December 31, 1998, the Company did not own any such investments.

Marketable Equity Securities

At December 26, 1997, the Company's marketable equity securities portfolio was comprised primarily of an investment in common stock of Physio Control International Corporation ("Physio"). This investment was classified as available-for-sale and carried at market value, with unrealized gains and losses excluded from the consolidated statements of operations and reported as a component of comprehensive income on the Consolidated Statements of Shareholders' Equity. During 1998, the Company sold its investment in Physio and recognized a pre-tax gain of $13,114 which is included in other income (expense), net.

Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out method, or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Significant additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, gains and losses are reflected in the consolidated statements of operations. Depreciation is provided for on the straight-line method over the following estimated useful lives:

Buildings...................................................  40 years
Machinery and equipment.....................................  3 - 10 years

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. The Company continually evaluates the estimated useful lives of its property, plant and equipment and from time to time makes changes to these estimates based on experience and trends in utility. During 1998, the Company changed the estimated useful lives of certain machinery and equipment that resulted in a $329 decrease in depreciation expense from that which would have been recorded under the old useful lives. During 1997, the Company made a similar change with respect to other machinery and equipment that resulted in a $750 decrease in depreciation expense from that which would have been recorded under the old useful lives.

Goodwill and Other Assets

Goodwill is amortized using the straight-line method over 20 to 40 years. Other Assets includes trademarks, patents and other intangible assets which are being amortized using the straight-line method over 5 to 40 years. Amortization of goodwill and other intangible assets was $1,532, $875 and $347 in 1998, 1997 and 1996, respectively, and is included in selling, general and administrative expense.

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

Revenue Recognition

Revenue from the sale of equipment is generally recognized upon shipment. Revenue derived from equipment service contracts is deferred and recognized on a straight-line basis over the lives of the contracts. In accordance with AICPA Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), software revenue is divided into different elements based upon vendor-specific objective information. As specified in SOP 97-2, revenue from the sale of software licenses is either recognized upon shipment or on the percentage-of-completion method, depending on such factors as the extent and complexity of implementation required and whether significant payment terms are contingent upon completion of future milestones. Revenue from software implementation services is recognized as the services are provided. Software maintenance revenue is deferred and recognized on a straight-line basis over the life of the maintenance agreement.

Advertising Costs

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense totaled $1,245, $1,512 and $1,791 in 1998, 1997 and 1996, respectively.

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

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

Product Warranties

The Company provides currently for the estimated cost to repair or replace products sold under warranties. Such warranties for hospital equipment and CIS are generally for the earlier of 14 months from the date of original delivery or 12 months from first online operation. Primary care products are warranted, inclusive of software, for all parts and labor during the warranty term, which ranges from one to five years.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable which reflect a broad customer base both nationally and internationally. The Company's trade accounts receivable were distributed geographically as follows:

                                                              1998      1997
                                                              ----      ----
North America...............................................   63%       58%
Europe......................................................   22%       23%
Asia-Pacific................................................    8%       13%
Other.......................................................    7%        6%
                                                              ---       ---
                                                              100%      100%
                                                              ===       ===

As the Company continues to expand internationally, a greater portion of its receivables are with customers located in foreign countries. While the Company attempts to secure payments with banking instruments such as letters of credit, some export sales are transacted with credit terms, and therefore collection of receivables is affected by local economic conditions. Also, with respect to foreign export sales, collection may be more difficult in the event of default than in the US.

The Company frequently contracts for the sale of its products with hospital buying groups, proprietary hospital chains and US government agencies. These contracts can generate significant revenue and the Company believes the loss of a major contract could have an adverse effect on its operations.

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

Income Per Share

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, the Company has reported both basic and diluted net income
(loss) per common share for each period presented. Basic income per share is computed on the basis of the weighted average number of shares outstanding for the year. Diluted income per share is computed on the basis of the

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method and consist of unexercised employee stock options and unvested restricted shares outstanding.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, permits a company to choose either a fair-value-based method or the Accounting Principles Board ("APB") Opinion 25 intrinsic-value-based method of accounting for stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair-value-based method had been applied in financial statements of companies that continue to account for such arrangements under APB Opinion 25. The Company records stock-based compensation using the APB Opinion 25 intrinsic-value-based method.

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of long-lived assets including property, plant and equipment, goodwill and other intangible assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

2. INVENTORIES

                                                               1998       1997
                                                              -------    -------
Raw materials and components................................  $18,067    $16,965
Work in progress............................................   10,511      8,516
Finished products...........................................   18,468     16,115
Demonstration equipment.....................................    5,502      5,635
Customer service parts and equipment........................   13,364     12,548
                                                              -------    -------
                                                              $65,912    $59,779
                                                              =======    =======

3. PROPERTY, PLANT AND EQUIPMENT

                                                               1998       1997
                                                              -------    -------
Land and improvements.......................................  $14,293    $14,293
Buildings...................................................   36,625     36,494
Leasehold improvements......................................    2,125      1,958
Machinery and equipment.....................................   76,886     72,201
                                                              -------    -------
                                                              129,929    124,946
Accumulated depreciation and amortization...................  (64,783)   (59,612)
                                                              -------    -------
                                                              $65,146    $65,334
                                                              =======    =======

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

4. SHORT-TERM BORROWINGS

At December 31, 1998, the Company had available US unsecured bank lines of credit totaling $5,000 for issuances of letters of credit, banker's acceptances and performance bonds. There were no balances outstanding under these agreements at December 31, 1998 or December 26, 1997.

The Company has available for working capital purposes unsecured bank lines of credit maintained by various foreign subsidiaries aggregating $7,137 at December 31, 1998. The Company had drawn $2,666 and $1,314 under these lines at December 31, 1998 and December 26, 1997, respectively.

5. LONG-TERM OBLIGATIONS

                                                               1998       1997
                                                              -------    -------
Unsecured bank debt originated in 1995......................  $12,750    $13,500
Unsecured term debt originated in 1997......................   30,000     30,000
Unsecured revolving bank debt originated in 1997............   20,340     22,000
Promissory note relating to AKD acquisition.................       --      4,757
Post-retirement benefits (Note 10)..........................    2,140      2,096
Other.......................................................      663         --
                                                              -------    -------
Total obligations...........................................   65,893     72,353
Less current portion........................................     (750)    (5,507)
                                                              -------    -------
                                                              $65,143    $66,846
                                                              =======    =======

The $12,750 unsecured bank debt bears monthly interest payable at a margin over the one-month LIBOR (6.38% at December 31, 1998). Principal on the note is due in monthly installments of $62.5 until December 7, 2002, at which time the remaining principal amount of $9,750 is due.

In conjunction with the 1997 acquisition of Burdick, Inc. (renamed Spacelabs Burdick, Inc. on December 31, 1998 and referred to herein as "Spacelabs Burdick"), the Company entered into a long-term loan agreement with its primary lender. The loan commitment consists of $30,000 in term debt and up to $35,000 in revolving debt. The total outstanding balance of the facility may vary in amount through July 2000, over which time no principal repayments are required. Amounts remaining unpaid on both the term and revolving components of the facility at the end of this period will be repayable in 20 equal quarterly installments commencing in October 2000. As of December 31, 1998, there was $30,000 outstanding on the term component, $20,340 outstanding on the revolving component and $14,660 was available for future borrowings under the revolving debt, subject to compliance with certain loan covenants. Interest on the term debt is payable at a margin over the three-month LIBOR (5.92% at December 31, 1998). The revolving debt bears interest at a margin over the primary lender's cost of funds (6.13% at December 31, 1998).

Restrictive terms of the bank debt agreements require that the Company maintain specified financial ratios and comply with certain other loan covenants. The Company was in compliance with these covenants at December 31, 1998.

To manage interest costs and risks associated with interest rate fluctuations on its long-term debt, the Company has entered into two interest rate swap agreements with its primary lender. The first of such agreements, in the notional amount equivalent to the indebtedness, effectively exchanges the variable rate on the Company's 1995 long-term debt for a fixed rate of 6.66%. The swap agreement expires in 2002. The second agreement, in the notional amount equivalent to the principal balance of the $30,000 term debt, effectively exchanges the variable rate on this debt for a fixed rate of 7.065%. This swap

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

agreement expires in 2005. The differential to be paid or received under either of the arrangements is accrued as interest rates change and is recognized as an increase or reduction to interest expense over the life of the agreements. The counterparty under the swap arrangements is a major financial institution and credit loss from counterparty nonperformance is not anticipated.

In conjunction with the 1997 acquisition of Ameritech Knowledge Data, Inc. ("AKD"), the Company issued an unsecured promissory note to pay Ameritech Health Connections, Inc. $7,138 at an interest rate of 7.5%. The note was repaid in November 1998.

Scheduled maturities of long-term debt at December 31, 1998 are as follows:

1999........................................................  $   750
2000........................................................    3,267
2001........................................................   10,818
2002........................................................   20,568
2003........................................................   10,068
Thereafter..................................................   17,619
                                                              -------
                                                              $63,090
                                                              =======

6. ACCRUED EXPENSES

                                                               1998       1997
                                                              -------    -------
Salaries and other compensation.............................  $ 7,375    $ 4,771
Product warranty obligations................................    5,046      5,303
Employee benefit insurance liabilities......................    1,489      1,714
Restructuring of operations (Notes 16 and 18)...............    1,423      4,238
Sales and use taxes.........................................    2,322      3,346
Other.......................................................    7,348      5,744
                                                              -------    -------
                                                              $25,003    $25,116
                                                              =======    =======

7. INCOME TAXES

The components of income (loss) before income taxes are:

                                                               1998       1997       1996
                                                              ------    --------    ------
US operations...............................................  $4,690    $(15,676)   $7,366
International operations....................................    (317)       (404)      708
                                                              ------    --------    ------
                                                              $4,373    $(16,080)   $8,074
                                                              ======    ========    ======

The provision for income taxes consists of the following:

                                                               1998       1997      1996
                                                              -------    ------    -------
Current
  US federal................................................  $ 3,131    $3,727    $ 5,355
  US state and local........................................      313       562        271
  International (benefit)...................................       17      (183)       922
Deferred provision (benefit)................................   (1,801)      212     (1,036)
                                                              -------    ------    -------
                                                              $ 1,660    $4,318    $ 5,512
                                                              =======    ======    =======

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

Deferred income tax assets and liabilities consist of the following:

                                                               1998       1997
                                                              -------    -------
Deferred income tax assets
  Inventory obsolescence provisions.........................  $12,266    $10,911
  Product warranty obligations..............................    1,565      1,752
  Net operating loss carryforwards..........................    3,264      3,337
  Deferred revenue..........................................    4,033      2,923
  Uniform inventory capitalization..........................    2,638      2,274
  Accrued compensation and benefits.........................    1,991      1,634
  Employee benefit insurance liabilities....................      547        604
  Allowance for doubtful accounts...........................      802        791
  Restructuring of operations...............................      530      2,043
  Depreciation and amortization.............................      478      1,761
  Other.....................................................    4,239      3,053
                                                              -------    -------
                                                               32,353     31,083
  Valuation allowance.......................................   (2,615)    (2,558)
                                                              -------    -------
                                                              $29,738    $28,525
                                                              =======    =======
Deferred income tax liabilities
  Deferred gain on sale of building.........................  $ 1,009    $ 1,030
  Unrealized gain on investment securities..................       --      3,443
                                                              -------    -------
                                                              $ 1,009    $ 4,473
                                                              =======    =======

The provision for income taxes differs from the amount of income tax determined by applying the applicable US statutory federal income tax rate to pretax income
(loss), as a result of the following:

                                                               1998      1997       1996
                                                              ------    -------    ------
Taxes at the US statutory rate..............................  $1,531    $(5,628)   $2,826
Increases (decreases) in taxes resulting from
  State and local taxes.....................................     203        371       176
  International operations..................................    (399)      (163)      575
  Foreign sales corporation.................................    (629)      (518)     (628)
  Nondeductible amortization of goodwill....................     574        297        96
  Nondeductible in-process research and development.........      --      9,788     2,316
  Other, net................................................     380        171       151
                                                              ------    -------    ------
                                                              $1,660    $ 4,318    $5,512
                                                              ======    =======    ======

The valuation allowance for deferred tax assets increased by $57, $2,115 and $264 in 1998, 1997 and 1996, respectively. These changes primarily relate to net operating loss carryforwards generated or utilized by foreign operations and the 1997 acquisition of Spacelabs Burdick. Management believes the Company's net deferred tax assets at December 31, 1998 are more likely than not to be realized based on amounts available for carryback to previous years, tax strategies involving the sale of appreciated property and future profitability expectations. Failure to meet such profitability expectations could result in increases to the valuation allowance for deferred tax assets.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

At December 31, 1998, the Company had net operating loss carryforwards for US federal tax purposes of approximately $8,440, resulting from the acquisitions of Spacelabs Burdick and a 1990 acquisition. These net operating loss carryforwards expire between 2004 and 2011. In accordance with SFAS 109, tax benefits from future utilization of net operating loss carryforwards associated with Spacelabs Burdick will reduce the recorded goodwill balance rather than income tax provisions.

At December 31, 1998, the Company also had international net operating loss carryforwards for tax purposes of approximately $96, which contain carryforward periods ranging from five years to unlimited years.

Provision has not been made for US or additional foreign taxes on the undistributed earnings of the Company's foreign subsidiaries, which total approximately $2,124 at December 31, 1998. These earnings, which are expected to be reinvested, could become subject to additional tax if they were to be remitted as dividends, lent to the Company, or if the Company should sell its stock in these subsidiaries.

8. SHAREHOLDERS' EQUITY

Purchase of Treasury Shares

The Board of Directors authorized the repurchase of up to three million shares of the Company's common stock, subject to certain limitations and conditions. In addition, the Board of Directors has also approved odd-lot repurchase programs. The Company repurchased 110,000, 491,200 and 796,200 shares in 1998, 1997 and 1996, respectively. As of December 31, 1998, the Company had purchased 2,239,954 shares at a total cost of $50,058. The shares are used to service the Company's employee benefit plans and may be used for other purposes the Company deems appropriate.

9. NET INCOME (LOSS) PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted per-share computations for net income (loss) in 1998, 1997 and 1996.

                                                                      Weighted
                                                                       Average
                                                    Income/(loss)      Shares       Income/(loss)
                                                     (Numerator)    (Denominator)     Per Share
                                                    -------------   -------------   -------------
1998
Basic net income per share........................    $  2,713          9,394          $ 0.29
                                                                                       ======
Effect of dilutive stock options and unvested
  restricted stock................................          --             82
                                                      --------         ------
Diluted net income per share......................    $  2,713          9,476          $ 0.29
                                                      ========         ======          ======
1997
Basic and diluted net loss per share..............    $(20,398)         9,565          $(2.13)
                                                      ========         ======          ======
1996
Basic net income per share........................    $  2,562         10,149          $ 0.25
                                                                                       ======
Effect of dilutive stock options and unvested
  restricted stock................................          --            168
                                                      --------         ------
Diluted net income per share......................    $  2,562         10,317          $ 0.25
                                                      ========         ======          ======

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

Stock options representing 1,459,350 and 641,025 potential shares for 1998 and 1996, respectively, were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of common shares and their effect would be antidilutive. Stock options and unvested restricted stock representing 2,474,370 potential shares were not included in the computation of diluted loss per share for 1997, because the representative share increments would be antidilutive.

10. RETIREMENT PLANS

Pension and Post-Retirement Plans

Except for employees of the Company's Spacelabs Burdick operations, substantially all employees of the Company's US operations are covered under noncontributory defined benefit pension plans. The benefits under these plans are based on the employees' years of service and highest consecutive five-year average compensation. The Company also provides unfunded health care and life insurance benefits to certain retirees of its Spacelabs Burdick subsidiary. Current employees of the Company are not entitled to these benefits upon retirement.

A summary of these plans as required by SFAS No. 132 is as follows:

                                                                                 Post-Retirement
                                                           Pension Benefits          Benefits
                                                          ------------------    ------------------
                                                           1998       1997       1998       1997
                                                          -------    -------    -------    -------
Change in benefit obligation:
  Benefit obligation at beginning of year...............  $22,574    $19,616    $ 2,096    $    --
  Service cost..........................................    1,355      1,129         --         --
  Interest cost.........................................    1,600      1,398        173         49
  Actuarial (gain) loss.................................      (92)    (1,102)        26         --
  Change in assumptions.................................    1,115      2,151         --         --
  Acquisition...........................................       --         --         --      2,067
  Benefits paid.........................................     (578)      (618)      (129)       (20)
                                                          -------    -------    -------    -------
  Benefit obligation at end of year.....................   25,974     22,574      2,166      2,096
                                                          -------    -------    -------    -------

Change in plan assets:
  Fair value of assets at beginning of year.............   19,950     15,872         --         --
  Actual return on plan assets..........................    1,668      2,346         --         --
  Employer contribution.................................      788      2,350        129         20
  Benefits paid.........................................     (578)      (618)      (129)       (20)
                                                          -------    -------    -------    -------
  Fair value of assets at end of year...................   21,828     19,950         --         --
                                                          -------    -------    -------    -------

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

                                                                                 Post-Retirement
                                                           Pension Benefits          Benefits
                                                          ------------------    ------------------
                                                           1998       1997       1998       1997
                                                          -------    -------    -------    -------
Funded status...........................................   (4,146)    (2,624)    (2,166)    (2,096)
Unrecognized net actuarial loss.........................    4,341      3,241         26         --
Unrecognized prior service cost.........................       70        264         --         --
                                                          -------    -------    -------    -------
Prepaid (accrued) benefit cost..........................  $   265    $   881    $(2,140)   $(2,096)
                                                          =======    =======    =======    =======

Weighted average assumptions:
  Discount rate.........................................     7.00%      7.25%      7.00%      7.25%
  Expected return on plan assets........................     9.00%      9.00%
  Rate of compensation increase.........................     5.50%      5.50%

For 1998, future benefit costs for the post-retirement plan were estimated assuming medical costs would increase at a 9.2% annual rate, with the rate decreasing for six years after 1998 until it reaches 5%, and remain constant thereafter.

                                                               1998      1997      1996
                                                              ------    ------    ------
Components of net periodic benefit costs:
Retirement plan:
  Service cost..............................................  $1,355    $1,129    $1,377
  Interest cost.............................................   1,600     1,398     1,349
  Expected return on plan assets............................  (1,816)   (1,611)   (1,394)
  Recognized net actuarial loss.............................      71        --       222
  Amortization of prior service cost........................     194       203       203
                                                              ------    ------    ------
Net periodic benefit cost...................................  $1,404    $1,119    $1,757
                                                              ======    ======    ======
Post-retirement plan:
  Net periodic benefit cost -- interest cost only...........  $  173    $   49
                                                              ======    ======

A one-percentage point change in the assumed healthcare cost trend rate would have the following effects:

                                                              1% Increase    1% Decrease
                                                              -----------    -----------
Effect on total service and interest costs..................     $ 16           $ (14)
Effect on post-retirement benefit obligation................     $232           $(199)

ISSOP 401(k) Plan

Spacelabs Medical ISSOP 401(k) Plan: The Company maintains an Incentive Savings and Stock Ownership Plan for the majority of its full-time US resident employees with at least 60 days of service. Under the plan, participating employees may defer up 16% of their pretax salary, but not more than statutory limits. The Company contributes, in Common Stock, fifty cents for each dollar contributed by a participant, provided the participant contribution does not exceed 6% of the employee's earnings. Matching contributions vest on a cumulative basis at 20% per year over a five-year period. Company contributions to the savings plan were $681, $706, and $672 in 1998, 1997 and 1996, respectively.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

Spacelabs Burdick, Inc. 401(k) Savings Plan: Full-time employees of the Company's Spacelabs Burdick operations are not eligible to participate in the Spacelabs Medical ISSOP 401(k) Plan; however, they are entitled to participate in a separate 401(k) savings plan as described below. Under the Spacelabs Burdick, Inc. 401(k) Savings Plan, participants may elect to defer up to 16% of their pretax salary, but not more than statutory limits. The Company contributes twenty-five cents for each dollar contributed by a participant, provided the participant contribution does not exceed 4% of the employee's earnings. Company contributions under the Spacelabs Burdick, Inc. 401(k) Savings Plan vest over a five-year period. The Company contributed $106 and $33 to this plan in 1998 and 1997, respectively.

11. STOCK OPTION PLANS

At December 31, 1998, the Company had five stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans, under which no compensation cost has been recognized for its stock option awards. Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement of Financial Accounting Standards No. 123, and has been determined as if the Company had accounted for its stock options pursuant to the fair value method of that Statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                              1998      1997      1996
                                                              ----      ----      ----
Dividend yield..............................................    0%        0%        0%
Volatility..................................................   32%       34%       36%
Risk-free interest rate.....................................  5.5%      6.3%      5.7%
Expected life (years):
  Nonofficer Employee Plan..................................  4.0       4.4       4.1
  1992 Plan.................................................  6.8       5.2       4.8
  Director Plan.............................................  4.7       4.3       4.2

For purposes of pro forma disclosures, the estimated weighted average value of the options granted of $6.54, $9.20 and $10.09 per share during 1998, 1997 and 1996, respectively, is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                1998       1997       1996
                                                               ------    --------    ------
Net income/(loss)                      As reported...........  $2,713    $(20,398)   $2,562
                                       Pro forma.............  $  430    $(23,482)   $  903
Basic net income/(loss) per share      As reported...........  $ 0.29    $  (2.13)   $ 0.25
                                       Pro forma.............  $ 0.05    $  (2.45)   $ 0.09
Diluted net income/(loss) per share    As reported...........  $ 0.29    $  (2.13)   $ 0.25
                                       Pro forma.............  $ 0.05    $  (2.45)   $ 0.09

In July 1998, the Company initiated a one-time program that allowed current employees other than executive officers to exchange all, but not some, of their options for new options under the Nonofficer Employee Plan on a one-for-one basis. The options have new five-year terms, are exercisable at the market price of the shares on the date of the grant, and vest in increments of 25% over four years commencing on the date of grant. Options representing an aggregate of approximately 864,000 shares were exchanged under this program.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

Summaries of the plans are as follows:

THE 1992 OPTION, STOCK APPRECIATION RIGHT, RESTRICTED STOCK, STOCK GRANT AND PERFORMANCE UNIT PLAN (THE "1992 PLAN"):

Under the 1992 Plan, as amended and restated, for each calendar year from and including 1995 through May 10, 2000, the number of shares authorized for issuance is increased each year by up to 2% of the adjusted average common shares outstanding of the Company used to calculate diluted earnings per share as reported in the annual report to stockholders for the preceding year. In addition, any shares authorized for issuance under the formula in any previous year (1995 or later) but not actually issued under the 1992 Plan will be added to the number of shares that become authorized for issuance in any current year. Within the limit established by the formula, over the term of the 1992 Plan, not more than an aggregate of 500,000 shares of common stock may be issued pursuant to the exercise of incentive stock options under the 1992 Plan and not more than an aggregate of 500,000 shares may be issued pursuant to grants or awards of restricted stock, stock grants or performance units under the 1992 Plan.

At December 31, 1998, 229,795 shares were available for future grant under the 1992 Plan. In accordance with the replenishment formula, total shares available for future grant as of January 1, 1999 was 419,305. As of December 31, 1998, 416,876 shares were available for issuance on exercise of incentive stock options over the remaining term of the 1992 Plan, and 473,500 shares were available for restricted stock awards, stock grants and performance unit awards over the remaining term of the 1992 Plan.

Stock options and restricted shares granted under the 1992 Plan generally vest on a cumulative basis at 25% each year over a four-year period and have a maximum term of 10 years. Stock options are granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant.

THE 1992 STOCK OPTION AND DEFERRAL PLAN FOR NONEMPLOYEE DIRECTORS (THE "DIRECTOR PLAN"):

The Director Plan, as amended, provides for the grant of options to acquire up to a total of 150,000 shares of common stock to nonemployee directors. At December 31, 1998, options representing 54,500 shares were outstanding and 89,500 shares were available for future grant. Stock options granted under the Director Plan are generally exercisable on the day of the Annual Meeting next following the date of grant, if the optionee has continued to serve as a director until such meeting. The maximum term for options granted under the Director Plan is 5 years for those granted prior to 1996 and 10 years thereafter. All options are granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant.

THE SPACELABS MEDICAL, INC. 1992 ADJUSTMENT PLAN (THE "ADJUSTMENT PLAN"):

The Adjustment Plan was established in 1992. Under this plan, there are 193,362 stock options outstanding at December 31, 1998. Use of this plan for grant of stock options and other awards was terminated in 1992. All outstanding options under this plan are vested and have a maximum term of 10 years. The option with the longest remaining term expires in 2001.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

THE 1993 NONOFFICER EMPLOYEE OPTION, STOCK APPRECIATION RIGHT, RESTRICTED STOCK, STOCK GRANT AND PERFORMANCE UNIT PLAN (THE "NONOFFICER EMPLOYEE PLAN"):

Under the Nonofficer Employee Plan, as amended, 1,800,000 shares of common stock were reserved for issuance upon the exercise of stock options at prices determined by the Company's Nonofficer Employee Plan Committee, for issuance of restricted shares for cash equal to the par value of the shares of common stock and for issuance upon the payment of the base price assigned to stock appreciation rights or performance unit awards. At December 31, 1998, 631,968 shares were available for future grant under the Nonofficer Employee Plan. Stock options and restricted shares granted under the Nonofficer Employee Plan generally vest on a cumulative basis at 25% per year over a four-year period and have a maximum term of 10 years.

THE MANAGEMENT INCENTIVE COMPENSATION PLAN (THE "MIC PLAN"):

The MIC Plan provides for the grant of incentive compensation awards to officers and key employees of the Company and its subsidiaries. Incentive compensation awards may be in cash, common stock or any combination thereof. Under the MIC Plan, 100,000 shares of common stock were reserved for issuance. At December 31, 1998, 78,200 shares are available for future grant under the MIC Plan.

SUMMARY OF STOCK OPTION PLANS

A summary of options granted and outstanding is presented below:

                                                                           Weighted-
                                                                            Average
                                                                           Exercise
                                                                Shares       Price
                                                              ----------   ---------
Balance at January 1, 1996..................................   1,532,561    $20.87
  Granted...................................................     405,200     26.31
  Exercised.................................................     (54,338)    13.42
  Canceled..................................................    (140,125)    24.44
                                                              ----------
Balance at December 27, 1996 (1,005,464 exercisable)........   1,743,298    $22.07
  Granted...................................................     969,700     22.42
  Exercised.................................................     (64,160)    17.49
  Canceled..................................................    (218,818)    23.65
                                                              ----------
Balance at December 26, 1997 (1,108,353 exercisable)........   2,430,020    $22.19
  Granted...................................................   1,511,550     18.26
  Exercised.................................................     (17,838)    14.45
  Canceled..................................................  (1,296,421)    22.75
                                                              ----------
Balance at December 31, 1998 (981,502 exercisable)..........   2,627,311    $19.70
                                                              ==========

The following table summarizes information about stock options outstanding at December 31, 1998:

                                 Options Outstanding                     Options Exercisable
                   -----------------------------------------------   ----------------------------
                     Number                                            Number
                   Outstanding    Weighted-Avg.       Weighted-      Exercisable     Weighted-
    Range of           at           Remaining            Avg.            at             Avg.
Exercise Prices     12/31/98     Contractual Life   Exercise Price    12/31/98     Exercise Price
---------------    -----------   ----------------   --------------   -----------   --------------
$ 8.34 - $12.75       154,636          1.9              $11.18         154,636         $11.18
 13.44 -  18.50     1,104,325          4.6               16.71         118,650          17.33
 20.25 -  27.38     1,368,350          6.8               23.04         708,216          23.44
---------------     ---------          ---              ------         -------         ------
$ 8.34 - $27.38     2,627,311          5.6              $19.70         981,502         $20.77
===============     =========          ===              ======         =======         ======

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

The following table summarizes information about restricted shares:

                                                                    Shares
                                                              -------------------
                      Restricted Stock                          1998       1997
                      ----------------                        --------    -------
Outstanding at beginning of year............................    44,350     24,750
Granted.....................................................    22,000     34,500
Vested......................................................   (13,475)    (9,250)
Canceled....................................................    (7,500)    (5,650)
                                                              --------    -------
Outstanding at end of year..................................    45,375     44,350
                                                              ========    =======
Weighted-average fair value of restricted shares granted
  during the year...........................................  $  19.10    $ 22.04
                                                              ========    =======

Restricted shares are issued at par value. Unearned compensation of $486 in 1998 and $539 in 1997, representing the unamortized balance of the fair market value of the Company's common stock at the date of grant, is amortized over the four-year vesting period. Amortization of restricted share compensation was $298, $386 and $252 in 1998, 1997 and 1996, respectively.

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain property and equipment under long-term operating leases expiring on various dates through 2016, some of which contain renewal options. Many of these leases contain clauses for escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Net annual rental expense under these leases was $5,197, $4,736 and $4,980 in 1998, 1997 and 1996, respectively.

Minimum aggregate future rentals are as follows:

1999........................................................  $ 3,892
2000........................................................    2,805
2001........................................................    1,719
2002........................................................    1,018
2003........................................................      979
Thereafter..................................................    5,876
                                                              -------
                                                              $16,289
                                                              =======

The Company leases certain property and office space to others under short-term operating leases expiring on various dates through 2001, some of which contain renewal options. Net rental income under these leases was $209 in 1998, $216 in 1997 and $223 in 1996.

Litigation

Various lawsuits and claims are pending against the Company. Although the outcome of such lawsuits and claims cannot be predicted with certainty, the disposition thereof will not, in the opinion of management both individually and in the aggregate, result in a material adverse effect on the Company's results of operations and financial position.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

\13. SUPPLEMENTAL CASH FLOW INFORMATION

The following provides additional information concerning cash flow activities:

                                                               1998      1997      1996
                                                              ------    ------    ------
Interest paid ($56 capitalized in 1998 and $498 in 1996)....  $4,542    $1,577    $1,277
                                                              ======    ======    ======
Income taxes paid...........................................  $2,740    $4,854    $4,768
                                                              ======    ======    ======
Non-cash investing and financing activities:
Tax benefit of stock option exercises.......................  $  781    $   --    $   60
                                                              ======    ======    ======

14. OTHER INCOME (EXPENSE)

During 1998, the Company realized gains totaling $13,113 related to the sale of its investment in Physio. Other income (expense) also includes $2,128 in charges primarily related to the write-down of certain other assets.

Foreign currency exchange gains and losses consist of realized gains and losses on cash transactions involving various foreign currencies and unrealized gains and losses resulting from exchange rate fluctuations primarily affecting inter-company accounts. Net gains (losses) from foreign currency transactions included in other income (expense), net were $363, $(709) and $(236) in 1998, 1997 and 1996, respectively.

15. SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has adopted in 1998. The Company identifies its business segments based on management responsibility using a combination of products and geographic factors. The Company has three reportable segments: US Monitoring, US Cardiology and International. The US Monitoring segment manufactures, markets, distributes and services patient monitoring devices and related supplies, clinical information systems and healthcare screening products throughout the United States. The US Cardiology segment manufactures, markets, distributes and services diagnostic cardiology devices and related supplies throughout the United States. The International segment distributes the Company's monitoring and cardiology products and related supplies to its subsidiaries and distributors outside of the United States. The Company measures segment profit or loss as operating income less research and development, restructuring charges, acquisition of in-process research and development and certain unallocated corporate general and administrative expenses. The Company has no inter-segment revenue.

                                                          1998          1997        1996
                                                        --------      --------    --------
Revenue:
  US Monitoring.......................................  $152,684      $160,941    $165,490
  US Cardiology.......................................    40,222        13,636          --
  International.......................................    81,334        90,702      82,463
                                                        --------      --------    --------
  Total revenue.......................................  $274,240      $265,279    $247,953
                                                        ========      ========    ========
Depreciation and amortization:
  US Monitoring.......................................  $  3,316      $  3,868    $  4,292
  US Cardiology.......................................     1,273           453          --
  International.......................................     1,212         1,347       1,614
  Unallocated.........................................     4,152         3,731       2,678
                                                        --------      --------    --------
  Total depreciation and amortization.................  $  9,953      $  9,399    $  8,584
                                                        ========      ========    ========

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

                                                          1998          1997        1996
                                                        --------      --------    --------
Segment profit:
  US Monitoring.......................................  $ 33,081      $ 39,454    $ 43,562
  US Cardiology.......................................     3,672         1,371          --
  International.......................................     7,389        14,658      11,342
                                                        --------      --------    --------
  Total segment profit................................  $ 44,142      $ 55,483    $ 54,904
Reconciliation of segment profit to income (loss)
  before income taxes:
  Unallocated general and administrative expenses.....  $ (4,802)     $ (3,604)   $ (4,222)
  Unallocated cost of sales expenses..................    (7,168)(a)        --          --
  Research and development............................   (30,715)      (31,614)    (28,293)
  Restructuring and acquisition of in-process research
     and development..................................    (3,559)      (34,878)    (15,923)
  Other income (expense)..............................     6,475        (1,467)      1,608
                                                        --------      --------    --------
  Income (loss) before income taxes...................  $  4,373      $(16,080)   $  8,074
                                                        ========      ========    ========

---------------
(a) Includes inventory and assets write-downs and accrual for Year 2000 warranty issues.

                                                          1998          1997        1996
                                                        --------      --------    --------
Total assets:
  US Monitoring.......................................  $103,106      $ 95,407    $ 96,795
  US Cardiology.......................................    18,914        11,205          --
  International.......................................    64,197        59,960      54,765
  Unallocated.........................................    99,830       123,620     105,885
                                                        --------      --------    --------
  Total assets........................................  $286,047      $290,192    $257,445
                                                        ========      ========    ========
Capital expenditures:
  US Monitoring.......................................  $  5,115      $  5,954    $ 11,027
  US Cardiology.......................................     1,279           136          --
  International.......................................     1,078         2,222       5,021
  Unallocated.........................................       862         1,303       2,237
                                                        --------      --------    --------
  Total capital expenditures..........................  $  8,334      $  9,615    $ 18,285
                                                        ========      ========    ========

The following geographic information includes revenue based on product shipment destination and property, plant and equipment based on physical location:

                                                            1998        1997        1996
                                                          --------    --------    --------
Revenue:
  United States.........................................  $192,906    $174,577    $165,490
  Rest of world.........................................    81,334      90,702      82,463
                                                          --------    --------    --------
  Total.................................................  $274,240    $265,279    $247,953
                                                          ========    ========    ========
Property, plant and equipment, net:
  United States.........................................  $ 64,346    $ 64,549    $ 60,939
  Rest of world.........................................       800         785         776
                                                          --------    --------    --------
  Total.................................................  $ 65,146    $ 65,334    $ 61,715
                                                          ========    ========    ========
Net assets of international operations..................  $ 20,727    $ 21,304    $ 23,045
                                                          ========    ========    ========

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

16. RESTRUCTURING OF OPERATIONS

During the first half of 1998, the Company recorded charges totaling $3,559 associated with a restructuring program related to improving the Company's cost structure. The charges represent the cost of employee severance benefits and related expenditures for 86 employees, office closure and moving costs associated with the elimination of two research offices and three sales offices, and related asset impairment charges. A summary of these charges follows:

                                       Employee       Other        Asset       Office
                                       Severance    Personnel    Impairment    Closure
                                       Benefits       Costs       Charges       Costs     Total
                                       ---------    ---------    ----------    -------    ------
1998 charges.........................   $1,364       $1,224         $601        $370      $3,559
Utilized in 1998.....................    1,240        1,074          601         370       3,285
                                        ------       ------         ----        ----      ------
Remaining liability at December 31,
  1998...............................   $  124       $  150         $ --        $ --      $  274
                                        ======       ======         ====        ====      ======

As of December 31, 1998, 85 employees have separated in connection with the 1998 restructuring activities.

In conjunction with the 1997 acquisition of Spacelabs Burdick, the Company recorded a charge of $911 related to the restructuring of certain duplicative activities. A summary of these charges follows:

                                                        Employee       Asset
                                                        Severance    Impairment
                                                        Benefits      Charges      Other    Total
                                                        ---------    ----------    -----    -----
1997 charges..........................................    $212          $351       $ 348    $ 911
Utilized in 1997......................................      95            --          13      108
                                                          ----          ----       -----    -----
Liability at December 31, 1997........................     117           351         335      803
Reclassifications.....................................      14           167        (181)      --
Utilized in 1998......................................     131           518         154     (803)
                                                          ----          ----       -----    -----
Remaining liability at December 31, 1998..............    $ --          $ --       $  --    $  --
                                                          ====          ====       =====    =====

The Company also incurred restructuring charges of $7,126 in 1996 related to the consolidation of manufacturing and customer service operations in its Redmond, Washington facility.

17. ACQUISITION OF IN-PROCESS RESEARCH AND DEVELOPMENT

In 1997 and 1996, the Company acquired in-process research and development ("IPR&D") associated with various investment and acquisition activities as follows:

                                                               1997       1996
                                                              -------    ------
Spacelabs Burdick, Inc......................................  $21,400    $   --
Advanced Medical Systems....................................    6,567        --
Ameritech Knowledge Data, Inc...............................    6,000        --
JRS Technologies, Inc.......................................       --     7,312
DSA Systems, Inc............................................       --     1,485
                                                              -------    ------
                                                              $33,967    $8,797
                                                              =======    ======

Each IPR&D project identified at the time of the acquisition was evaluated as to its state of completion and its technological feasibility in accordance with Statement of Financial Accounting Standards No. 2

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

and Financial Accounting Standards Board Interpretation No. 4. Since the acquired IPR&D had not demonstrated technological feasibility and had no alternative future use, it was recognized as a period expense.

The value assigned to IPR&D for each of the acquisitions was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. The resulting net cash flows were based on management's estimates of revenue, cost of sales, research and development costs, selling, general and administrative expenses and income taxes from such projects.

18. BUSINESS COMBINATIONS

On August 21, 1997, the Company acquired for cash all the outstanding shares of common stock of Spacelabs Burdick. Spacelabs Burdick develops and manufactures diagnostic cardiology equipment in Milton, Wisconsin. The Spacelabs Burdick acquisition was recorded under the purchase method of accounting. Accordingly, the results of Spacelabs Burdick's operations from August 21, 1997 are included in the Company's consolidated financial statements. The purchase price of $51,234, including acquisition costs, has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition, as well as to acquired in-process research and development (see Note 17). The excess of the purchase price over the fair market value of the net identifiable tangible assets has been recorded as goodwill of $19,110 and other intangible assets of $6,698.

In connection with the acquisition, the Company initiated a plan to integrate the Spacelabs Burdick operations into the Company's existing operations. The integration plan was to eliminate duplicate technologies and production capacity, relocate the Spacelabs Burdick operation to a smaller facility in the same regional area and provide for consolidation of the workforce attributed to the integrated operations. Estimated costs associated with this plan were:

                               Employee       Other      Eliminate     Facility
                               Severance    Personnel    Duplicate     Closure
                               Benefits       Costs      Technology     Costs      Other    Total
                               ---------    ---------    ----------    --------    -----    ------
Acquisition liability........   $1,246       $1,254         $361         $809      $594     $4,264
Utilized in 1997.............       --           --           --           --        33         33
                                ------       ------         ----         ----      ----     ------
Remaining liability at
  December 26, 1997..........    1,246        1,254          361          809       561      4,231
Utilized in 1998.............      207          744           --          275       258      1,484
Liability adjustment.........      832          319          129          318        --      1,598
                                ------       ------         ----         ----      ----     ------
Remaining liability at
  December 31, 1998..........   $  207       $  191         $232         $216      $303     $1,149
                                ======       ======         ====         ====      ====     ======

During 1998, the original accrual estimates decreased by $1.6 million, which resulted in a corresponding decrease in goodwill. Any future decreases in the accrual estimates will likewise decrease goodwill, while increases in the original accrual estimate will be recorded as operating expenses.

The following unaudited pro forma financial information presents the combined results of operations of the Company and Spacelabs Burdick as if the acquisition had occurred as of the beginning of 1997 and 1996 after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisition, in-process research and development and restructuring

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

charges, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Spacelabs Burdick operated as a single entity during such periods.

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

The Company also acquired Advanced Medical Systems, Inc. ("AMS") and AKD in the first and third quarters of 1997, respectively. The total purchase price of these two acquisitions, including acquisition costs, was $14,991 and the purchase method of accounting was used. To determine fair market value and acquired in-process research and development in these two acquisitions, the basis of allocation was the same as that used in the Spacelabs Burdick purchase. Pro forma financial information has not been included for these two acquisitions because, exclusive of the impact of in-process research and development, they are not material to the Company's operations.

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

                                                                1998                   1997
                                                         -------------------    -------------------
                                                         Carrying     Fair      Carrying     Fair
                                                          Amount      Value      Amount      Value
                                                         --------    -------    --------    -------
Cash, cash equivalents and short-term investments......  $ 1,467     $ 1,467    $12,934     $12,934
Marketable equity securities and long-term investments
  Physio Control International Corporation.............       --          --    $10,413     $10,413
  Investments for which it is not practicable to
     estimate fair value...............................  $ 4,151          --    $ 4,651          --
  Other................................................  $   950     $   950    $ 1,732     $ 1,732
Long-term debt.........................................  $65,893     $65,893    $72,353     $72,353
Interest rate swap agreements..........................       --     $(1,981)        --     $  (823)

Cash, Cash Equivalents and Short-term Investments: The fair value of short-term investments is estimated based on quoted market prices for those or similar investments. At December 31, 1998 and December 26, 1997, the carrying values approximated fair values.

Marketable Equity Securities: The fair value of these securities is based on quoted market prices.

Long-Term Investments: The fair value of other investments was estimated based on existing market conditions. Investments for which it was not practicable to estimate the fair value consist primarily of the stock of two nonpublic companies.

Long-Term Debt: The carrying amount of the Company's long-term debt approximates its fair value as interest rates on the underlying debt instruments are variable in nature and tied to prevailing market rates.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

Interest Rate Swap Agreement: The fair value of this agreement, as well as the fair value of the previously existing swap arrangement, was based upon an estimate of the amount at which the agreements could be settled between the counterparties.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 Quarter
                                                   ------------------------------------
                                                   First     Second    Third     Fourth     Year
                                                   ------    ------    ------    ------    ------
                                                        (in millions, except per-share data)
1998
Revenue..........................................  $ 66.5    $66.0     $ 67.5    $74.2     $274.2
Gross Margin.....................................    26.2     28.0       32.8     36.4      123.4
Income (loss) before income taxes................    (1.4)    (0.5)       2.7      3.5        4.3

Net income (loss)................................    (0.9)    (0.3)       1.7      2.2        2.7
Basic net income (loss) per share................  $(0.09)   $(0.03)   $ 0.18    $0.23     $ 0.29
Diluted net income (loss) per share..............   (0.09)   (0.03)      0.18     0.23       0.29

1997
Revenue..........................................  $ 63.0    $62.1     $ 65.3    $74.9     $265.3
Gross Margin.....................................    31.5     31.2       32.4     36.3      131.4
Income (loss) before income taxes................    (1.3)     4.7      (24.1)     4.6      (16.1)
Net income (loss)................................    (3.3)     3.0      (23.0)     2.9      (20.4)

Basic net income (loss) per share................  $ (.34)   $ .31     $(2.41)   $ .31     $(2.13)
Diluted net income (loss) per share..............    (.34)     .31      (2.41)     .30      (2.13)

Significant events impacting quarterly results are discussed in Notes 14, 16, 17 and 18.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spacelabs Medical, Inc. and subsidiaries as of December 31, 1998 and December 26, 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                      KPMG LLP

Seattle, Washington
February 3, 1999

                                  SCHEDULE II

                            SPACELABS MEDICAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                         Additions
                                                  -----------------------
                                     Balance at                Charged to                   Balance at
                                     Beginning    Charged to     Other                        End of
            Description              of Period     Expense      Accounts    Deductions(2)     Period
            -----------              ----------   ----------   ----------   -------------   ----------
Year ended December 31, 1998
  Valuation accounts deducted from
     assets:
  Allowance for doubtful
     accounts......................    $2,708        $951        --             $687          $2,972
                                       ======        ====         ====          ====          ======
Year ended December 26, 1997
  Valuation accounts deducted from
     assets:
  Allowance for doubtful
     accounts......................    $1,709        $241         $958(1)       $200          $2,708
                                       ======        ====         ====          ====          ======
Year ended December 27, 1996
  Valuation accounts deducted from
     assets:
  Allowance for doubtful
     accounts......................    $1,780        $ 16        --             $ 87          $1,709
                                       ======        ====         ====          ====          ======

---------------
(1) Includes $715 and $243 relating to the acquisition of Spacelabs Burdick and AMS, respectively.

(2) Accounts charged off, net of recoveries.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

        ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information included in Part I, Item 4 of this report, the information required by Part III (Items 10-13) is set forth in Spacelabs Medical's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days of December 31, 1998. Such information is incorporated herein by reference and made a part hereof.

                                    PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT

  1. INDEX TO FINANCIAL STATEMENTS

     - Consolidated Balance Sheets as of December 31, 1998 and December 26, 1997

     - Consolidated Statements of Operation for each of the years in the three-year period ended December 31, 1998

     - Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1998

     - Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1998

     - Notes to Consolidated Financial Statements

  2. INDEX TO FINANCIAL STATEMENT SCHEDULES

     - Schedule II -- Valuation and Qualifying Accounts

  3. INDEX TO EXHIBITS

      EXHIBIT NO.                            DESCRIPTION
      -----------                            -----------
            *3.1     Certificate of Incorporation of Spacelabs Medical, Inc.
         ++++3.2     Amended and Restated By-Laws of Spacelabs Medical, Inc.
            *4.1     Form of Rights Agreement dated as of June 26, 1992 between
                     Spacelabs Medical, Inc. and First Chicago Trust Company of
                     New York, as Rights Agent, which includes as Exhibit A the
                     Certificate of Designation relating to the Series A
                     Participating Cumulative Preferred Stock and as Exhibit B
                     the form of Rights Certificate.
            *4.2     Form of Common Stock Certificate of Spacelabs Medical, Inc.
       #++++10.3     1992 Option, Stock Appreciation Right, Restricted Stock,
                     Stock Grant and Performance Unit Plan of Spacelabs Medical,
                     Inc., as amended and restated on May 10, 1995.
          #*10.4     Spacelabs Medical, Inc. 1992 Adjustment Plan.
           #10.5     Stock Option and Deferral Plan for Nonemployee Directors, as
                     amended and restated on October 30, 1998.

      EXHIBIT NO.                            DESCRIPTION
      -----------                            -----------
          #*10.6     Management Incentive Compensation Plan of Spacelabs Medical,
                     Inc.
       *****10.7     Amended and Restated Change of Control Agreement dated July
                     24, 1998 between Spacelabs Medical, Inc. and Carl A.
                     Lombardi.
           *10.16    Letter Agreement dated September 8, 1984 between Spacelabs
                     Medical, Inc. and Technology Concepts Inc. and amendment
                     thereto dated August 12, 1985.
           *10.17    Software OEM License Agreement dated January 20, 1984
                     between Spacelabs Medical, Inc. and Hunter & Ready, Inc.
           *10.18    Software Development and Production License Agreement
                     between Spacelabs Medical, Inc. and Ready Systems
                     Corporation.
         #++10.19    1993 Nonofficer Employee Option, Stock Appreciation Right,
                     Restricted Stock, Stock Grant and Performance Unit Plan of
                     Spacelabs Medical, Inc.
         +++10.20    Product Development and Purchase Agreement dated October 26,
                     1991 between Spacelabs Medical, Inc. and General Scanning,
                     Inc.
         +++10.21    Development and Manufacturing Agreement dated February 11,
                     1992 between Spacelabs Medical, Inc. and Wyse Technology,
                     Inc.
         ***10.22    VxWorks(TM(2) Software License Agreement dated August 27,
                     1991 as amended by amendments dated January 31, 1992 and
                     April 24, 1992 between Spacelabs Medical, Inc. and Wind
                     River Systems, Inc.
         ***10.23    ASIC Design and Purchase Agreement between Spacelabs
                     Medical, Inc. and LSI Logic Corporation signed by Spacelabs
                     Medical, Inc. on March 9, 1992.
        ++++10.27    Limited Liability Company Agreement of SMD Software, L.L.C.
                     dated January 1, 1996 between Spacelabs Medical, Inc. and
                     DSA Systems, Inc.
        ++++10.28    Stock Purchase and Option Agreement dated February 10, 1995 by and among Spacelabs Medical, Inc., JRS Clinical
                     Technologies, Inc. ("JRS") and certain of the shareholders of JRS.
            10.31    Loan Agreement among Spacelabs Medical, Inc. (California),
                     Seattle-First National Bank and Spacelabs Medical, Inc.
                     (Delaware) dated December 7, 1995, as amended and restated
                     on July 16, 1997, October 16, 1997 and October 15, 1998.
        ++++10.32    ISDA Master Agreement between Spacelabs Medical, Inc. and
                     Seattle-First National Bank dated October 12, 1995.
        ****10.34    Agreement and Plan of Merger dated July 11, 1997 by and
                     among Spacelabs Medical, Inc. (California), SLMD Acquisition
                     Corporation, Burdick, Inc. and certain shareholders of
                     Burdick, Inc.
       *****10.35    Change of Control Agreement dated July 24, 1998 between
                     Spacelabs Medical, Inc. and James A. Richman.
       *****10.36    Change of Control Agreement dated July 24, 1998 between
                     Spacelabs Medical, Inc. and Eugene V. DeFelice.
      ******10.37    Lease Agreement dated April 6, 1998 between Carl Ruedebusch
                     LLC and Burdick, Inc.
            10.38    Modification, dated December 23, 1998, to Loan Agreement
                     among Spacelabs Medical, Inc. (California) Seattle-First
                     National Bank and Spacelabs Medical, Inc. (Delaware) dated
                     December 7, 1995, as amended and restated.
            21.1     Subsidiaries of Spacelabs Medical, Inc.

---------------

(2)VxWorks(TM) is a trademark of Wind River Systems, Inc.

      EXHIBIT NO.                            DESCRIPTION
      -----------                            -----------
            23.1     Consent of KPMG LLP.
            27.1     Financial Data Schedule

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

   ***** Previously filed with, and incorporated herein by reference to Quarterly Report on Form 10-Q of Spacelabs Medical, Inc., filed on August 10, 1998.

  ****** Previously filed with, and incorporated herein by reference to Quarterly Report on Form 10-Q of Spacelabs Medical, Inc., filed on November 9, 1998.

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

         # Indicates that the Exhibit is a Compensatory Plan or Agreement.

B. REPORTS ON FORM 8-K

During the fourth quarter of 1998, the Company filed with the Securities and Exchange Commission a Form 8-K, dated October 30, 1998, with respect to a change in the Company's fiscal closing date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SPACELABS MEDICAL, INC.

                                      (Registrant)

                                      By         /s/  CARL A. LOMBARDI
                                        ----------------------------------------
                                        Carl A. Lombardi
                                        Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       /s/ CARL A. LOMBARDI          February 26, 1999     /s/ THOMAS J. DUDLEY, D.B.A.      February 26, 1999
-----------------------------------                     -----------------------------------
         Carl A. Lombardi                                    Thomas J. Dudley, D.B.A.
  Chairman of the Board and Chief                                    Director
         Executive Officer

       /s/ JAMES A. RICHMAN          February 26, 1999    /s/ PHILLIP M. NUDELMAN, PH.D.     February 26, 1999
-----------------------------------                     -----------------------------------
         James A. Richman                                   Phillip M. Nudelman, Ph.D.
   Vice President and Corporate                                      Director
  Controller (Principal Financial
             Officer)

       /s/ GILBERT ANDERSON          February 26, 1999      /s/ HARVEY FEIGENBAUM, M.D.      February 26, 1999
-----------------------------------                     -----------------------------------
         Gilbert Anderson                                     Harvey Feigenbaum, M.D.
             Director                                                Director

  /s/ ANDREW R. NARA, M.D., PH.D.    February 26, 1999        /s/ PETER H. VAN OPPEN         February 26, 1999
-----------------------------------                     -----------------------------------
    Andrew R. Nara, M.D., Ph.D.                                 Peter H. van Oppen
             Director                                                Director

                                INDEX TO EXHIBITS


       EXHIBIT NO.    DESCRIPTION
           10.5       Stock Option and Deferral Plan for Nonemployee
                      Directors, as amended and restated on October 30, 1998.

          10.31       Loan Agreement among Spacelabs Medical, Inc.
                      (California), Seattle-First National Bank and Spacelabs
                      Medical, Inc. (Delaware) dated December 7, 1995, as amended and restated on July 16, 1997, October 16, 1997 and October 15, 1998.

          10.38       Modification, dated December 23, 1998, to Loan
                      Agreement among Spacelabs Medical, Inc. (California)
                      Seattle-First National Bank and Spacelabs Medical, Inc.
                      (Delaware) dated December 7, 1995, as amended and restated.

           21.1       Subsidiaries of Spacelabs Medical, Inc.

           23.1       Consent of KPMG LLP.

           27.1       Financial Data Schedule