Form 10-Q
period 1999-04-03
SPACELABS MEDICAL INC
filed 1999-05-18
CIK 886142

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                         COMMISSION FILE NUMBER 0-20083

                                ----------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


      Common stock, par value $.01 per share: 9,431,772 shares outstanding as of April 30, 1999



                    Page 1 of 19 sequentially numbered pages


================================================================================

                             SPACELABS MEDICAL, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999


                                TABLE OF CONTENTS


                                                                                     Page
PART I.        Financial Information

Item 1.        Financial Statements
               Condensed Consolidated Balance Sheets
                    - April 3, 1999 (unaudited) and December 31, 1998...............    2
               Condensed Consolidated Statements of Operations (unaudited)
                   - Three Months Ended April 3, 1999 and March 28, 1998............    3
               Condensed Consolidated Statements of Cash Flows (unaudited)
                   - Three Months Ended April 3, 1999 and March 28, 1998............    4
               Notes to Condensed Consolidated Financial Statements.................    5

Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..........................................    9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk...........   17

PART II.       Other Information

Item 6.        Exhibits and Reports on Form 8-K ....................................   18

PART I.

Item 1.  Financial Statements

                             SPACELABS MEDICAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    -------------------------------
                                                                     April 3,          December 31,
  (in thousands)                                                      1999               1998
---------------------------------------------------------------------------------------------------
                                                                   (unaudited)
                                      ASSETS
Current assets
   Cash and cash equivalents.....................................   $   6,351          $   1,467
   Receivables...................................................      76,416             82,575
   Inventories...................................................      68,027             65,912
   Prepaid expenses..............................................       3,193              3,387
   Deferred income taxes.........................................      26,203             27,171
                                                                    ---------          ---------
               Total current assets..............................     180,190            180,512

Property, plant and equipment, net...............................      65,871             65,146
Deferred income taxes............................................       1,389              1,558
Other assets, net................................................      38,788             38,831
                                                                    ---------          ---------
                                                                    $ 286,238          $ 286,047
                                                                    =========          =========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Short-term borrowings.........................................   $   1,589          $   2,666
   Current portion of long-term obligations......................         750                750
   Accounts payable and accrued expenses.........................      47,236             48,059
   Deferred revenue..............................................       4,800              5,660
   Taxes on income...............................................       1,062              2,748
                                                                    ---------          ---------
                Total current liabilities........................      55,437             59,883

Long-term obligations............................................      69,113             65,143

Shareholders' equity
   Common stock and additional paid-in capital...................     100,461            100,803
   Retained earnings.............................................     106,795            105,013
   Treasury shares at cost.......................................     (40,962)           (41,239)
   Accumulated other comprehensive income (loss).................      (4,606)            (3,556)
                                                                    ---------          ---------
           Total shareholders' equity............................     161,688            161,021
                                                                    ---------          ---------
                                                                    $ 286,238          $ 286,047
                                                                    =========          =========

Common shares outstanding........................................       9,432              9,425
                                                                    =========          =========



     See accompanying notes to condensed consolidated financial statements.



                                      (2)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                     ---------------------------
                                                     April 3,          March 28,
(in thousands, except per share data)                 1999               1998
--------------------------------------------------------------------------------
                                                             (unaudited)
Revenue..........................................    $ 70,311          $ 66,507

Cost of sales....................................      35,940            40,307
                                                     --------          --------

Gross margin.....................................      34,371            26,200
                                                     --------          --------

Operating expenses
     Selling, general and administrative.........      22,802            22,264
     Research and development....................       7,311             8,441
     Restructuring of operations.................          --               500
                                                     --------          --------
                                                       30,113            31,205
                                                     --------          --------

Income (loss) from operations....................       4,258            (5,005)

Other income (expense)
     Interest income.............................         130               145
     Interest expense............................      (1,232)           (1,187)
     Other income (expense), net.................        (389)            4,673
                                                     --------          --------

Income (loss) before income taxes................       2,767            (1,374)

Provision (benefit) for income taxes.............         985              (503)
                                                     --------          --------

Net income (loss)................................    $  1,782          $   (871)
                                                     ========          ========


Basic net income (loss) per share................     $  0.19          $  (0.09)
                                                     ========          ========

Diluted net income (loss) per share..............    $   0.19          $  (0.09)
                                                     ========          ========

Weighted average common shares outstanding -

     Basic.......................................       9,376             9,460
                                                     ========          ========
     Diluted.....................................       9,528             9,460
                                                     ========          ========


See accompanying notes to condensed consolidated financial statements.



                                      (3)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended
                                                                              -----------------------------
                                                                               April 3,           March 28,
(in thousands)                                                                   1999               1998
-----------------------------------------------------------------------------------------------------------
                                                                                        (unaudited)
Operating activities
   Net income (loss).......................................................    $  1,782          $   (871)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities
       Depreciation and amortization.......................................       2,551             2,420
       Gain on sale of marketable equity securities........................          --            (6,321)
       Asset write downs...................................................          --             1,000
       Deferred income tax (benefit) provision.............................       1,153            (1,375)
       Contribution to ISSOP 401(k) plan in common stock...................         186               156
       Changes in operating assets and liabilities
          Decrease in receivables..........................................       5,357             3,653
          (Increase) decrease in inventories...............................      (2,869)            5,390
          Decrease in prepaid expenses.....................................         175               668
          Increase (decrease) in accounts payable and accrued expenses.....        (843)               73
          Increase (decrease) in deferred revenue..........................        (836)              199
          Decrease in taxes on income......................................      (1,742)           (1,235)
       Other...............................................................          66                --
                                                                               --------          --------
Net cash provided by operating activities..................................       4,980             3,757
                                                                               --------          --------

Investing activities
   Proceeds on sale of marketable equity securities........................          --             6,333
   Investment in property, plant and equipment.............................      (2,755)           (1,186)
   Other...................................................................        (184)               13
                                                                               --------          --------
Net cash provided (used) by investing activities...........................      (2,939)            5,160
                                                                               --------          --------

Effect of exchange rate changes on cash....................................         192                75
                                                                               --------          --------

Financing activities
   Increase (decrease) in short-term borrowings............................        (968)            1,019
   Borrowings against (principal payments on) long-term debt, net..........       3,980           (15,243)
   Purchase of treasury stock..............................................        (371)             (386)
   Exercise of stock options...............................................          10                96
                                                                               --------          --------
Net cash provided (used) by financing activities...........................       2,651           (14,514)
                                                                               --------          --------

Increase (decrease) in cash and cash equivalents...........................       4,884            (5,522)
Cash and cash equivalents at beginning of period...........................       1,467            11,911
                                                                               --------          --------

Cash and cash equivalents at end of period.................................    $  6,351          $  6,389
                                                                               ========          ========

See accompanying notes to condensed consolidated financial statements.


                                      (4)

                             SPACELABS MEDICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.    Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of Spacelabs Medical, Inc. and its subsidiaries, collectively referred to as the "Company." The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The information furnished reflects, in the opinion of management, all adjustments, consisting of normally recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.


2.    Inventories

      The Company's inventories as of April 3, 1999 and December 31, 1998 were comprised as follows:

                                                   ---------------------------
                                                   April 3,       December 31,
      (in thousands)                                 1999            1998
      ------------------------------------------------------------------------
      Raw materials and components...............  $17,229         $18,067
      Work in process............................    9,186          10,511
      Finished products..........................   21,292          18,468
      Demonstration equipment....................    5,653           5,502
      Customer service parts and equipment.......   14,667          13,364
                                                   -------         -------
                                                   $68,027         $65,912
                                                   =======         =======



                                      (5)

3.    Gross Margin

      Operating results for the first quarter of 1998 include a $4.0 million charge related to the write-down of inventory to expected market value in accordance with the Company's accelerated introduction of certain monitoring products.

4.    Restructuring of Operations

      During the first quarter of 1998, the Company recorded $0.5 million in restructuring charges associated with initiatives to contain costs and improve the Company's cost structure.

5.    Other Income (Expense)

      During the first quarter of 1998, the Company realized a gain of $6.3 million from the sale of 350,000 shares of its equity investment in Physio Control International Corporation ("Physio"). Other income (expense) for the first quarter of 1998 also includes $1.3 million in charges related to write-downs on certain investments.

6.    Net Income (Loss) per Share

      Basic net income (loss) per share is based on the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share includes the effect of dilutive potential common shares outstanding, consisting of stock options and unvested restricted shares, using the treasury stock method. For the first quarter of 1999, unexercised, out-of-the-money stock options representing the potential rights to 1,344,975 shares are excluded from the diluted calculation as their effects would be antidilutive. For the first quarter of 1998, the potential rights to 2,836,633 shares are excluded as their effects would be antidilutive. The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share calculations for the first quarters of 1999 and 1998.


                                                                                            Weighted
                                                                                             Average
                                                                       Income / (loss)        Shares       Income / (loss)
      (In thousands, except per share data)                              (Numerator)       (Denominator)     Per Share
      --------------------------------------------------------------------------------------------------------------------
      Three months ended April 3, 1999:

          Basic net income per share.......................                 $1,782             9,376            $ 0.19
                                                                                                                ======
          Effect of dilutive stock options and unvested
            restricted stock...............................                      -               152
                                                                            ------             -----

          Diluted net income per share.....................                 $1,782             9,528            $ 0.19
                                                                            ======             =====            ======
      Three months ended March 28, 1998:

          Basic net loss per share.........................                 $ (871)            9,460            $(0.09)
                                                                                                                ======
          Effect of dilutive stock options and unvested
            restricted stock...............................                      -                 -
                                                                            ------             -----
          Diluted net loss per share.......................                 $(871)             9,460            $(0.09)
                                                                            ======             =====            ======



                                      (6)

7.    Business Segments

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified three reportable business segments: US Monitoring, US Cardiology and International. Business segments were determined based upon management responsibility using a combination of product and geographic factors. Segment profit is measured as operating income less research and development, restructuring charges, and certain unallocated corporate general and administrative expenses. The Company has no inter-segment revenue.

      The following analysis provides a breakdown of revenue and profit of each reportable business segment for the three month periods ended April 3, 1999 and March 28, 1998.


                                                                                           Three Months Ended
                                                                                     ---------------------------
                                                                                     April 3,          March 28,
      (in thousands)                                                                   1999              1998
      ----------------------------------------------------------------------------------------------------------

      Revenue:
          US Monitoring.........................................................     $ 39,894          $ 34,263
          US Cardiology.........................................................        9,492            10,037
          International.........................................................       20,925            22,207
                                                                                     --------          --------
          Total Revenue.........................................................     $ 70,311          $ 66,507
                                                                                     ========          ========


      Segment Profit:
          US Monitoring.........................................................     $ 10,572          $  5,700
          US Cardiology.........................................................          207               674
          International.........................................................        2,037             2,684
                                                                                     --------          --------
          Total Segment Profit..................................................     $ 12,816          $  9,058

      Reconciliation of segment profit to income (loss) before income taxes:
           Unallocated general and administrative expenses......................     $ (1,247)         $ (1,122)
           Unallocated cost of sales............................................           --            (4,000)(a)
           Research and development.............................................       (7,311)           (8,441)
           Restructuring costs..................................................           --              (500)
           Other income (expense)...............................................       (1,491)            3,631
                                                                                     --------          --------
           Income (loss) before income taxes....................................     $  2,767          $ (1,374)
                                                                                     ========          ========


      ----------

      (a) Represents write-down of inventory due to accelerated introduction of new generation products.



                                      (7)

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

    Comprehensive income (loss) for the three month periods ended April 3, 1999 and March 28, 1998, are detailed below:


                                                                                   Three Months Ended
                                                                                -------------------------
                                                                                April 3,        March 28,
     (in thousands)                                                              1999             1998
     ----------------------------------------------------------------------------------------------------
     Net income (loss)........................................................  $ 1,782          $  (871)
     Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustments...............................   (1,050)            (183)
       Unrealized gains on securities:
         Unrealized gain arising during the period on securities held
         at end of period.....................................................        -              578
           Less:
             reclassification adjustment for portion of net realized
             gain included in results of operations and previously
             reported in other comprehensive income...........................        -           (2,988)
                                                                                -------          -------
    Comprehensive income (loss), net of tax...................................  $   732          $(3,464)
                                                                                =======          =======


9.  Supplemental Cash Flow Information

    The following provides additional information concerning cash flow activities:

                                                                                   Three Months Ended
                                                                                -----------------------
                                                                                April 3,         March 28,
     (in thousands)                                                               1999            1998
     ----------------------------------------------------------------------------------------------------
     Interest paid............................................................   $1,777           $1,532
                                                                                 ======           ======

     Income taxes paid........................................................   $2,395           $2,054
                                                                                 ======           ======


                                      (8)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS

                                                      ----------------------------------------------------------
                                                                        Three months ended
                                                      ----------------------------------------------------------
                                                       April 3,       March 28,         Dollar          Percent
(dollars in millions, except per share data)            1999            1998            Change           Change
----------------------------------------------------------------------------------------------------------------
Revenue............................................   $   70.3        $   66.5         $   3.8            5.7%

Gross margin.......................................       34.4            26.2             8.2           31.2%
  As a % of revenue................................       48.9%           39.4%

Operating expenses:
    Selling, general and administrative............       22.8            22.3            (0.5)          (2.4%)
       As a % of revenue...........................        32.4%           33.5%

     Research and development......................        7.3             8.4            (1.1)         (13.4%)
       As a % of revenue...........................       10.4%           12.7%

     Restructuring of operations...................       --               0.5            (0.5)        (100.0%)

Provision (benefit) for income taxes...............        1.0            (0.5)            1.5          295.8%
  Effective tax rate...............................       35.6%           36.6%

Net income (loss)..................................   $    1.8        $   (0.9)        $   2.7          304.6%

Basic and diluted net income (loss) per share......   $    0.19       $   (0.09)       $   0.28         311.1%
----------------------------------------------------------------------------------------------------------------


Revenue

Worldwide revenue for the first quarter of 1999 was $70.3 million, an increase of 5.7% when compared to the same quarter last year.

Total US revenue increased 11.5% to $49.4 million from $44.3 million in the first quarter of 1998. Current quarter US Monitoring revenue increased 16.4% to $39.9 million as compared to $34.3 million during the same quarter a year ago. The increase in US Monitoring revenue reflects continued customer interest in the new Ultraview Care Network products introduced in 1998. While management is encouraged by these results, the market for patient monitoring equipment continues to be extremely competitive as a result of changes in the US healthcare delivery system. At this time, management sees no identifiable factor in the environment that would definitively signal an end to this condition. Current quarter US Cardiology revenue declined 5.4% to $9.5 million from $10.0 million during the first quarter of 1998. Management does not believe this decline is indicative of a trend.

International revenue, including export sales, declined by 5.8% to $20.9 million, or 29.8% of total revenue, in the first quarter of 1999 as compared to $22.2 million, or 33.4% of total revenue, in the first quarter of 1998. The reduction in revenue was primarily attributable to continued economic instability in the Asia-Pacific market.



                                      (9)

The Company's ability to produce consistent future revenue growth is, to a certain extent, dependent on its backlog of currently shippable orders. Backlog is subject to seasonal variations and generally has been greater in the fourth fiscal quarter of the year. There is no guarantee that the Company will have sufficient backlog in any given quarter to meet its revenue objectives. In addition, international revenue is subject to a higher degree of uncertainty from quarter to quarter than is US revenue due to the need for foreign government approvals, more complex financing arrangements, greater variability in the financial stability of the customers, and instability of currencies in parts of the world.

Gross Margin

Gross margin was 48.9% of revenue in the first quarter of 1999 as compared to 39.4% during the same quarter a year ago. Current quarter gross margin was favorably impacted by various factors including: continued customer interest in the higher-margin, Ultraview Care Network product line introduced during 1998; the realization of cost savings as a result of restructuring initiatives implemented during the first half of 1998; a higher percentage of domestic versus international revenue in the overall sales mix; and the effect of increased revenue on the fixed components of the Company's margin-related costs. However, the Company's gross margin continues to experience the adverse effect of increasing worldwide pricing pressures attributable to higher levels of competition and changes in the healthcare environment. The Company believes that pressure on gross margin from aggressive worldwide competitive pricing will continue in the foreseeable future.

Prior year gross margin was negatively impacted by a $4.0 million write-down of inventory resulting from the accelerated introduction of certain monitoring products. Excluding the inventory write-down, the Company's gross margin for the first quarter of 1998 would have been 45.4%.

Operating Expenses

Selling, general and administrative expenses increased $0.5 million to $22.8 million during the first quarter of 1999 from $22.3 million during the first quarter of 1998. Selling, general and administrative expenses represented 32.4% of current period revenue as compared to 33.5% during the same period a year ago. The percentage decline reflects the impact of higher US Monitoring revenue relative to the fixed cost components of the Company's investment in selling, general and administrative activities.

Research and development expenses decreased 13.4% to $7.3 million, or 10.4% of revenue, in the first quarter of 1999, from $8.4 million or 12.7% of revenue in the same period a year ago. The decrease reflects the impact of certain cost reduction initiatives implemented during the first half of 1998.

During the first quarter of 1998, the Company incurred approximately $0.5 million in charges associated with various restructuring programs in order to improve the Company's cost structure. The charges were comprised of severance payments and office closure costs and were paid during 1998.



                                      (10)

Segment Profit

The Company measures segment profit as operating income before research and development, restructuring charges, and certain unallocated corporate general and administrative expenses. The Company's US Monitoring business segment experienced a $4.9 million or 85.5% increase in segment profit to $10.6 million during the first quarter of 1999 from $5.7 million during the first quarter of 1998. The growth in segment profit was primarily attributable to an increase in US Monitoring revenue, the realization of cost savings related to new generation products and cost reduction initiatives implemented during the first half of 1998.

US Cardiology segment profit declined $0.5 million in the first quarter of 1999 to $0.2 million from $0.7 million during the first quarter of 1998. The decline in segment profitability was primarily due to a decline in domestic cardiology revenue and changes in product mix.

Segment profit for the Company's International business unit declined to $2.0 million during the first quarter of 1999 compared to $2.7 million during the first quarter of 1998. The decrease was primarily volume related, attributable to a decline in revenue from certain Asia-Pacific markets.

Other Income (Expense)

Interest expense for the first quarter of 1999 was approximately $1.2 million, a 3.8% increase from the same period of 1998. The increase was due to higher average borrowing levels during the 1999 period. Interest income was approximately $130,000 for the first quarter of 1999 compared to $145,000 during the first quarter of 1998. The Company recognized a $329,000 loss from foreign currency exchange rate fluctuations in the first quarter of 1999 as compared to a $38,000 loss during the same quarter a year ago. Exchange rate losses in both periods reflect the impact of the strengthening US dollar against the currencies of the Company's foreign operations.

During the first quarter of 1998, the Company recognized a $6.3 million gain on the sale of 350,000 shares of its investment in Physio common stock, partially offset by charges primarily related to the write-down of certain other investments.

Taxes and Net Income (Loss)

The effective tax rate for the first quarter of 1999 was 35.6% as compared to 36.6% during the same period in 1998. The decline in the effective tax rate reflects international tax strategies the Company is undertaking to minimize its tax obligations.

As a result of the above factors, the Company reported net income of $1.8 million or $0.19 per share during the first quarter of 1999 as compared to a net loss of $0.9 million or $0.09 per share during the same period a year ago.




                                      (11)

                          CAPITAL RESOURCES & LIQUIDITY

                                  ----------------------------------------------------
                                  April 3,     December 31,     Dollar         Percent
(dollars in millions)               1999           1998         Change         Change
--------------------------------------------------------------------------------------
Cash and cash equivalents.......  $    6.4       $    1.5       $  4.9         332.9%

Working capital.................     124.8          120.6          4.1           3.4%

Long-term obligations...........      69.1           65.1          4.0           6.1%

Shareholders' equity............     161.7          161.0          0.7           4.1%
--------------------------------------------------------------------------------------


As of April 3, 1999, cash and cash equivalents totaled $6.4 million compared to $1.5 million at December 31, 1998. The increase in cash is attributable to the receipt of customer payments near the end of the quarter that, due to the timing of their receipt, were not used to reduce the Company's outstanding long-term debt. Similarly, working capital increased by $4.1 million during the period to $124.8 million due to the increase in cash and an increase in inventories, offset in part by a decrease in accounts receivable.

During the first quarter of 1999, the Company generated $5.0 million in cash from operations as compared to $3.8 million during the same period a year ago. Sources of operating cash flow included reported net income after adjustment for non-cash charges and a $5.4 million reduction in accounts receivable as a result of increased collection efforts. Significant operating uses of cash during the first quarter of 1999 included an increase in inventories to support Year 2000 customer upgrades and the transition to newer generation products and income tax payments.

The Company used $2.9 million in cash in investing activities during the first quarter of 1999, as compared to generating $5.2 million from investing activities during the same period of 1998. Capital expenditures in the first quarter of 1999 totaled $2.8 million compared to $1.2 million during the first quarter of 1998. Management expects capital expenditures to continue at approximately the first quarter 1999 level throughout the remainder of the year. Prior year cash provided by investing activities included $6.3 million in proceeds on the sale of a portion of the Company's investment in Physio common stock.

During the first quarter of 1999, financing activities provided approximately $2.7 million as compared to using $14.5 million in financing activities in the first quarter of 1998. Advances on the Company's $65 million long-term credit facility increased $4.2 million during the quarter. Significant financing uses of cash included repayments of approximately $1.0 million of short term borrowings, scheduled payments of $0.3 million on its other long term debt and $0.4 million in Company stock repurchases. As of April 3, 1999, approximately 848,600 shares remain authorized for repurchase under the share repurchase programs approved by the Company's Board of Directors in 1995 and 1997. Shares acquired under the repurchase programs are being used to service the Company's various employee benefit plans and may be used for other purposes the Company deems appropriate. The primary



                                      (12)
use of cash during the first quarter of 1998 was the net paydown of approximately $15.2 million in long term debt.

As of April 3, 1999, the Company had approximately $10.3 million available for future borrowings under its $65.0 million long-term credit facility; a US unsecured bank line of credit totaling $5.0 million for issuances of letters of credit, banker's acceptances and performance bonds; and approximately $5.5 million available under several small international credit lines used to meet the operating requirements of its international subsidiaries. Given the nature of the current worldwide economic environment, the Company is subject to a certain degree of liquidity risk with respect to the collectability of customer accounts and the cash flow impact of unfavorable changes in foreign exchange rates. However, management believes that existing cash and cash flow from operations, together with available credit facilities, will continue to be sufficient to meet ongoing operating requirements as well as the Company's investment in capital additions and research and development activities. In connection with research and development, cash may be used from time to time to acquire technology or to fund strategic ventures.

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

Internal Systems: During 1998, the Company completed the inventory and assessment phase of the program with respect to its material internal computer systems and embedded technologies. This assessment revealed non-compliance with respect to several significant systems, which are in the process of being repaired or replaced. Accounting and business software used by the Company's international subsidiaries is not Year 2000 compliant and is in the process of being replaced with compliant financial software. As of April 3, 1999, the new software has been successfully implemented in approximately 67% of the Company's international subsidiaries, with the remaining installations scheduled to be completed and tested by the end of August 1999. This new software will also assist the Company in accounting for euro-currency transactions. The Company's primary service call tracking software is not Year 2000 compliant and is being replaced by a new compliant system. Use of the new system began, on a limited basis, during the first quarter of 1999.



                                      (13)

Implementation is to be completed and tested in all applicable regions by the end of the third quarter of 1999. The Company's primary business and manufacturing software (Maxcim) required minor Year 2000 modifications, which were completed in 1998. The Company's Spacelabs Burdick operation completed the process of upgrading to compliant versions of its business, manufacturing and service call tracking software in 1998. The Company has also identified several other software applications, which are in the process of being replaced or repaired. In addition, the Company is upgrading certain of its mainframe and network operating systems to Year 2000 compliant versions.

Products: The Company has completed the inventory and assessment phases with respect to products shipped since January 1, 1985 which contain software or embedded microchips. Each of the Company's products have been assigned to one of three categories as defined by the Company: "Year 2000 Compliant," "Year 2000 Compliant - software upgrade required," and "Not Year 2000 Compliant". The Company maintains a list of these products and their current status on its web site, which is periodically updated as new information becomes available or as corrections to previous status updates become known. In addition, registered customers receive periodic customer service bulletins which provide information on assessing Year 2000 compliance of the Company's products and how to obtain and install fixes where necessary. As of April 3, 1999, the Company estimates it is over 90% complete with developing and testing software upgrades for its products and expects to be 100% complete in the third quarter of 1999. Software upgrades to correct Year 2000 issues are provided free of charge to the Company's customers. Installation services are provided free for products shipped after October 1, 1996 and for customers with current maintenance agreements. Certain older products will not be made Year 2000 Compliant and those products have been and are being identified by the Company. In the second quarter of 1998, the Company accrued approximately $1.2 million related to the costs of replacing non-compliant embedded microchips with compliant microchips in certain older monitors covered under service agreements. The Company began making these updates in the fourth quarter of 1998 and expects to complete the program by the end of 1999.

Suppliers and service providers: The Company's Year 2000 program includes contacting the Company's material suppliers who provide both IT assets and non-IT related goods and services. The Company has initiated this program to (1) evaluate such suppliers' or service providers' Year 2000 compliance plans and state of readiness and (2) determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues. During the fourth quarter of 1998 and the first part of 1999, the Company expanded this program to include a broader analysis of suppliers and service providers throughout all areas of the corporation. To date, the Company has obtained information on Year 2000 compliance from approximately 95% of its critical suppliers and has obtained written certifications from approximately 50% of such suppliers of their Year 2000 compliance. There remain a number of critical suppliers from whom appropriate assurances have not yet been received. In addition, the Company is evaluating responses from approximately 45% of its critical suppliers to determine their adequacy and to determine whether contingency plans should be designed or alternative suppliers engaged to avoid interruption of the Company's business should such third parties fail to remediate their Year 2000 issues in a timely fashion. The Company will continue its efforts to monitor the progress of its key suppliers and continue efforts to obtain and evaluate responses from them throughout 1999.



                                      (14)

Costs to Address the Year 2000 Issue

The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $5.8 million. The total includes, but is not limited to: (1) the cost of identifying, assessing and repairing or replacing internal IT and non-IT systems, including capitalizable costs of approximately $2.6 million associated with implementation of the Company's new international business and accounting software and new service call tracking software, which projects were accelerated in order to be available as Year 2000 solutions; (2) the cost of developing and testing software and hardware fixes for non-compliant products; (3) customer satisfaction costs associated with communication, delivery and installation of product fixes; (4) costs associated with evaluating the Year 2000 compliance status of suppliers and service providers; and (5) the cost of developing contingency plans. Included in the total costs of $5.8 million is $1.2 million relating to the Year 2000 upgrade of products previously sold to customers, which was accrued for in the second quarter of 1998. Expenditures through April 3, 1999, totaled approximately $3.5 million.

Risks and Contingency Plans

The Company is continuing its assessment of the risks associated with the Year 2000 issue and its program to address such issues is ongoing. The Company's determination is not complete and there are no assurances that it will be completed in a timely manner or, if it is completed, that it will be completely accurate. Based on the results of this evaluation, the Company will attempt to develop contingency plans for its critical systems and processes. Such contingency plans have not yet been developed. There are no assurances that such plans will be adequate or completed in a timely manner. If the Company is unable to remediate its Year 2000 issues in a timely manner, the Company's manufacturing operations may be unable to build and deliver products due to internal system failures, and vendors may be unable to deliver services, raw materials, and components. The failure to remediate material systems, suppliers, or products may have a material adverse effect on the operations of the Company. The Company's efforts to develop contingency plans may include such considerations as alternative suppliers, increase in certain inventory levels of certain key components, and the replacement of IT systems with manual systems. The Company expects to develop such contingency plans before January 1, 2000. Additionally, the Company and many other businesses, have potential unquantifiable exposure arising from third-party systems outside of the general operational control of the Company, and which may be effected by Year 2000 issues. These include, but are not limited to, such systems as the national and worldwide banking information systems, transportation, governmental systems, and utilities. It may not be possible to develop adequate or any risk assessment and contingency plans for such widespread systems failures. Finally, this Year 2000 disclosure contains estimates and forward-looking statements. Those estimates and statements are subject to inherent uncertainty and there is no guaranty that they are accurate.



                                      (15)

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

The euro conversion may create technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions. The participating countries' adoption of a single currency may result in greater transparency of pricing for the Company's products, making Europe a more competitive environment. Currently, the effects of the euro conversion on the operations of the Company are uncertain. The Company has initiated but not yet completed an analysis to facilitate the development of a plan for the conversion. While management currently believes that it will complete an adequate analysis, plan and implement the plan in a timely manner, and avoid any material adverse effect, there is the possibility that this may not occur.

Forward Looking Information

Statements that are not based on historical facts are forward-looking statements subject to uncertainties and risks, including, but not limited to, product and service demand and acceptance, adverse economic conditions, adverse exchange rate fluctuations and political risks, the impact of competition on pricing, capacity and supply constraints or difficulties, the failure to achieve product development objectives, and other risks detailed in this document and other of the Company's Securities and Exchange Commission filings.




                                      (16)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Substantially all of the revenue and operating expenses of the Company's foreign subsidiaries are denominated in local currencies and translated into US dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation impacts primarily revenue and operating expenses as a result of foreign exchange rate fluctuations. Because the Company's inventories are manufactured in the United States, foreign currency fluctuations generally do not affect its cost of goods sold. The Company's foreign currency transaction risk is primarily limited to current amounts receivable from its foreign subsidiaries, which are denominated in local currencies (approximately $8.9 million at April 3, 1999). To minimize foreign currency transaction risk, the Company ensures that its foreign subsidiaries remit amounts to the US parent in a timely manner. Foreign country short-term borrowing facilities are utilized where necessary to ensure prompt payments. The Company does not currently utilize foreign currency hedging contracts.

Interest Rates

The Company's earnings are affected by changes in short-term interest rates as a result of its short and long term borrowings. To limit the potential effects of interest rate changes, the Company has entered into interest rate swap agreements to convert a portion of its variable interest rate debt into fixed rates. The Company does not enter into derivative or interest rate transactions for speculative purposes. At April 3, 1999, the Company's variable rate long-term debt totaled $67.1 million and variable rate short-term borrowings totaled $1.6 million. The Company has interest rate swap agreements with a notional amount aggregating $42.5 million, effectively converting $12.5 million and $30.0 million of its variable rate long-term debt to fixed rates of 6.66% and 7.07%, respectively.



                                      (17)

PART II.

Item 6.  Exhibits and Reports on Form 8-K


Exhibits:

Number     Description

10.39      Third amendment, dated March 15, 1999, to Amended and Restated Loan
           Agreement among Spacelabs Medical, Inc. (California), Seattle-First
           National Bank and Spacelabs Medical, Inc. (Delaware) dated December 7,
           1995, as amended and restated.

10.40      First amendment, dated May 7, 1999, to Rights Agreement between
           Spacelabs Medical, Inc. (Delaware) and First Chicago Trust Company of
           New York, as Rights Agent, dated June 26, 1992.

27.1       Financial Data Schedule

There were no reports on Form 8-K filed during the three months ended April 3, 1999.



                                      (18)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SPACELABS MEDICAL, INC.
                                                  (Registrant)


DATE:  May 17, 1999





                                             BY:     /s/ CARL A. LOMBARDI
                                                 -------------------------------
                                                         Carl A. Lombardi

                                                      Chairman of the Board and
                                                       Chief Executive Officer




                                             BY:     /s/ JAMES A. RICHMAN
                                                 -------------------------------
                                                         James A. Richman

                                                        Vice President and
                                                       Corporate Controller


                                      (19)

                             SPACELABS MEDICAL, INC.

                                  EXHIBIT INDEX


Exhibits:

Number   Description

10.39    Third amendment, dated March 15, 1999, to Amended and Restated Loan
         Agreement among Spacelabs Medical, Inc. (California), Seattle-First
         National Bank and Spacelabs Medical, Inc. (Delaware) dated December 7,
         1995, as amended and restated.

10.40    First amendment, dated May 7, 1999, to Rights Agreement between
         Spacelabs Medical, Inc. (Delaware) and First Chicago Trust Company of
         New York, as Rights Agent, dated June 26, 1992.

27.1     Financial Data Schedule




                                      (20)