Form 10-Q
period 1999-07-03
SPACELABS MEDICAL INC
filed 1999-08-17
CIK 886142

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM            TO          .

                         COMMISSION FILE NUMBER 0-20083


                        --------------------------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


      Common stock, par value $.01 per share: 9,443,366 shares outstanding as of July 30, 1999




                    Page 1 of 21 sequentially numbered pages


================================================================================

                             SPACELABS MEDICAL, INC.

                                    FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999


                                TABLE OF CONTENTS



                                                                                                       Page
PART I.        Financial Information

Item 1.        Financial Statements
               Condensed Consolidated Balance Sheets
                    - July 3, 1999 (unaudited) and December 31, 1998..................................    3
               Condensed Consolidated Statements of Operations (unaudited)
                   - Three and Six Months Ended July 3, 1999 and June 27, 1998........................    4
               Condensed Consolidated Statements of Cash Flows (unaudited)
                   - Six Months Ended July 3, 1999 and June 27, 1998..................................    5
               Notes to Condensed Consolidated Financial Statements...................................    6

Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations............................................................   10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.............................   19


PART II.       Other Information

Item 4.        Submission of Matters to Vote of Security Holders......................................   20

Item 6.        Exhibits and Reports on Form 8-K.......................................................   20


                                      (2)

PART I.

Item 1.  Financial Statements

                             SPACELABS MEDICAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 ----------------------------
                                                                   July 3,       December 31,
  (in thousands)                                                     1999            1998
  -------------------------------------------------------------------------------------------
                                                                 (unaudited)
                          ASSETS
Current assets
   Cash and cash equivalents ..............................       $   5,281        $   1,467
   Receivables ............................................          81,280           82,575
   Inventories ............................................          71,605           65,912
   Prepaid expenses .......................................           2,653            3,387
   Deferred income taxes ..................................          26,052           27,171
                                                                  ---------        ---------
               Total current assets .......................         186,871          180,512

Property, plant and equipment, net ........................          65,381           65,146
Deferred income taxes .....................................           1,422            1,558
Other assets, net .........................................          38,356           38,831
                                                                  ---------        ---------
                                                                  $ 292,030        $ 286,047
                                                                  =========        =========
            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Short-term borrowings ..................................       $   1,131        $   2,666
   Current portion of long-term obligations ...............             750              750
   Accounts payable and accrued expenses ..................          48,300           48,059
   Deferred revenue .......................................           4,511            5,660
   Taxes on income ........................................           1,642            2,748
                                                                  ---------        ---------
                Total current liabilities .................          56,334           59,883

Long-term obligations .....................................          71,593           65,143

Shareholders' equity
   Common stock and additional paid-in capital ............         100,511          100,803
   Treasury shares at cost ................................         (40,758)         (41,239)
   Accumulated other comprehensive loss ...................          (5,009)          (3,556)
   Retained earnings ......................................         109,359          105,013
                                                                  ---------        ---------
           Total shareholders' equity .....................         164,103          161,021
                                                                  ---------        ---------
                                                                  $ 292,030        $ 286,047
                                                                  =========        =========

Common shares outstanding .................................           9,440            9,425
                                                                  =========        =========

     See accompanying notes to condensed consolidated financial statements.


                                      (3)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended           Six Months Ended
                                                 ------------------------------------------------------
                                                   July 3,      June 27,        July 3,       June 27,
(in thousands, except per share data)               1999          1998           1999           1998
-------------------------------------------------------------------------------------------------------
                                                                       (unaudited)
Revenue ....................................     $  73,843      $  66,015      $ 144,154      $ 132,521

Cost of Sales ..............................        37,904         38,002         73,844         78,308
                                                 ---------      ---------      ---------      ---------

Gross margin ...............................        35,939         28,013         70,310         54,213
                                                 ---------      ---------      ---------      ---------

Operating expenses
     Selling, general and administrative ...        23,233         22,481         46,035         44,745
     Research and development ..............         7,523          7,853         14,834         16,294
     Restructuring of operations ...........            --          3,059             --          3,559
                                                 ---------      ---------      ---------      ---------
                                                    30,756         33,393         60,869         64,598
                                                 ---------      ---------      ---------      ---------

Income (loss) from operations ..............         5,183         (5,380)         9,441        (10,385)

Other income (expense)
     Interest income .......................            69            115            199            260
     Interest expense ......................        (1,184)        (1,091)        (2,416)        (2,278)
     Other income (expense), net ...........          (105)         5,900           (494)        10,573
                                                 ---------      ---------      ---------      ---------

Income (loss) before income taxes ..........         3,963           (456)         6,730         (1,830)

Provision (benefit) for income taxes .......         1,399           (166)         2,384           (669)
                                                 ---------      ---------      ---------      ---------
Net income (loss) ..........................     $   2,564      $    (290)     $   4,346      $  (1,161)
                                                 =========      =========      =========      =========

Basic net income (loss) per share ..........     $    0.27      $   (0.03)     $    0.46      $   (0.12)
                                                 =========      =========      =========      =========

Diluted net income (loss) per share ........     $    0.27      $   (0.03)     $    0.46      $   (0.12)
                                                 =========      =========      =========      =========

Weighted average common shares outstanding -
     Basic .................................         9,387          9,446          9,381          9,453
                                                 =========      =========      =========      =========
     Diluted ...............................         9,436          9,446          9,483          9,453
                                                 =========      =========      =========      =========


     See accompanying notes to condensed consolidated financial statements.


                                      (4)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended
                                                                          -----------------------
                                                                           July 3,      June 27,
(in thousands)                                                              1999          1998
-------------------------------------------------------------------------------------------------
                                                                               (unaudited)
Operating activities
   Net income (loss) ................................................     $  4,346      $ (1,161)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities
    Depreciation and amortization ...................................        5,085         4,773
    Gain on sale of assets ..........................................          (38)      (13,113)
    Asset write downs ...............................................         --           4,119
    Deferred income tax (benefit) provision .........................        1,303        (2,324)
    Contribution to ISSOP 401(k) plan in common stock ...............          403           321
    Changes in operating assets and liabilities
       Decrease in receivables ......................................          280           624
       (Increase) decrease in inventories ...........................       (6,530)        1,913
       Decrease in prepaid expenses .................................          714           449
       Increase in accounts payable and accrued expenses ............          199         3,438
       Increase (decrease) in deferred revenue ......................       (1,199)          673
       Decrease in taxes on income ..................................       (1,174)         (762)
    Other ...........................................................          (84)           18
                                                                          --------      --------
Net cash provided (used) by operating activities ....................        3,305        (1,032)
                                                                          --------      --------

Investing activities
   Proceeds on sale of assets .......................................           96        13,135
   Investment in property, plant and equipment ......................       (4,179)       (2,885)
   Proceeds on maturity of short-term investments, net ..............         --           1,023
   Other ............................................................         (209)         (189)
                                                                          --------      --------
Net cash provided (used) by investing activities ....................       (4,292)       11,084
                                                                          --------      --------

Effect of exchange rate changes on cash .............................           (5)           (9)

                                                                          --------      --------

Financing activities
   Increase (decrease) in short-term borrowings .....................       (1,402)        1,695
   Borrowings against (principal payments on) long-term debt, net ...        6,568       (17,609)
   Purchase of treasury stock .......................................         (371)       (1,308)
   Exercise of stock options ........................................           11           113
                                                                          --------      --------
Net cash provided (used) by financing activities ....................        4,806       (17,109)
                                                                          --------      --------

Increase (decrease) in cash and cash equivalents ....................        3,814        (7,066)
Cash and cash equivalents at beginning of period ....................        1,467        11,911
                                                                          --------      --------

Cash and cash equivalents at end of period ..........................     $  5,281      $  4,845
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

2.    Inventories

                                                          -------------------------
                                                          July 3,      December 31,
               (in thousands)                              1999           1998
              ----------------------------------------    -------      ------------
              Raw materials and components ...........    $19,526        $18,067
              Work in process ........................     10,413         10,511
              Finished products ......................     20,245         18,468
              Demonstration equipment ................      6,140          5,502
              Customer service parts and equipment ...     15,281         13,364
                                                          -------        -------
                                                          $71,605        $65,912
                                                          =======        =======

3.    Gross Margin

      Gross margin through the second quarter of 1998 includes a $1.2 million charge reflecting the expected cost of addressing year 2000 compliance in products that were sold to customers during previous periods, $2.0 million in charges related to the write-off of intangible assets associated with obsolete product line technology and a $4.0 million charge related to the write-down of inventory to expected market value in accordance with the Company's accelerated introduction of certain monitoring products.

4.    Restructuring of Operations


                                      (6)

      During the first and second quarters of 1998, the Company incurred $3.6 million in restructuring charges associated with initiatives to improve the Company's cost structure.

5.    Other Income (Expense)

      During the first and second quarters of 1998, the Company realized gains totaling $13.1 million related to its equity investment in Physio Control International Corporation. Other income (expense) for the first and second quarters of 1998 also includes $2.1 million in charges related to write-downs on certain investments.

6.    Net Income (Loss) per Share

      Basic net income (loss) per share is based on the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share includes the effect of dilutive potential common shares outstanding, consisting of stock options and unvested restricted shares, using the treasury stock method. Unvested restricted shares and unexercised, out-of-the-money stock options representing the potential rights to 2,660,325 and 1,800,225 shares for the second quarter of 1999 and first six months of 1999, respectively, are excluded as their effects would be antidilutive. For the second quarter and first six months of 1998, the potential rights to 2,775,820 shares are excluded as their effects would be antidilutive. The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share calculations on a quarter and year-to-date basis for 1999 and 1998.

                                                                                Weighted
                                                                                 Average
                                                            Income / (loss)      Shares      Income / (loss)
      (In thousands, except per share data)                   (Numerator)     (Denominator)     Per Share
      --------------------------------------------------    ---------------   -------------   --------------
       Three months ended July 3, 1999:
           Basic net income per share ..................        $ 2,564           9,387        $   0.27
                                                                                               ========
           Effect of dilutive stock options and unvested
             restricted stock ..........................           --                49
                                                                -------           -----
           Diluted net income per share ................        $ 2,564           9,436        $   0.27
                                                                =======           =====        ========

       Three months ended June 27, 1998:
           Basic net loss per share ....................        $  (290)          9,446        $  (0.03)
                                                                                               ========
           Effect of dilutive stock options and unvested
             restricted stock ..........................           --              --
                                                                -------           -----
           Diluted net loss per share ..................        $  (290)          9,446        $  (0.03)
                                                                =======           =====        ========

       Six months ended July 3, 1999:
           Basic net income per share ..................        $ 4,346           9,381        $   0.46
                                                                                               ========
           Effect of dilutive stock options and unvested
             restricted stock ..........................           --               102
                                                                -------           -----
           Diluted net income per share ................        $ 4,346           9,483        $   0.46
                                                                =======           =====        ========

       Six months ended June 27, 1998:
           Basic net loss per share ....................        $(1,161)          9,453        $  (0.12)
                                                                                               ========
           Effect of dilutive stock options and unvested
             restricted stock ..........................           --              --
                                                                -------           -----
           Diluted net loss per share ..................        $(1,161)          9,453        $  (0.12)
                                                                =======           =====        ========


                                      (7)

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

      The following analysis provides a breakdown of revenue and profit of each reportable business segment for the three and six month periods ended July 3, 1999 and June 27, 1998.


                                                                   Three Months Ended            Six Months Ended
                                                               ------------------------------------------------------
                                                                July 3,       June 27,        July 3,       June 27,
      (in thousands)                                             1999           1998           1999           1998
      -------------------------------------------------------  --------       ---------      ---------      ---------
      Revenue:
          US Monitoring ...................................... $  40,909      $  36,897      $  80,803      $  71,159
          US Cardiology ......................................    10,968         10,394         20,460         20,431
          International ......................................    21,966         18,724         42,891         40,931
                                                               ---------      ---------      ---------      ---------
          Total Revenue ...................................... $  73,843      $  66,015      $ 144,154      $ 132,521
                                                               =========      =========      =========      =========


      Segment Profit:
          US Monitoring ...................................... $  10,520      $   7,096      $  21,092      $  12,796
          US Cardiology ......................................     1,219          1,214          1,426          1,888
          International ......................................     2,298          1,867          4,335          4,551
                                                               ---------      ---------      ---------      ---------
          Total Segment Profit ............................... $  14,037      $  10,177      $  26,853      $  19,235


      Reconciliation of segment profit to income
        (loss) before income taxes:
           Unallocated general and administrative
            expenses ......................................... $  (1,331)     $  (1,477)     $  (2,578)     $  (2,599)
           Unallocated cost of sales .........................      --           (3,168)          --           (7,168) (a)
           Research and development ..........................    (7,523)        (7,853)       (14,834)       (16,294)
           Restructuring costs ...............................      --           (3,059)          --           (3,559)
           Other income (expense) ............................    (1,220)         4,924         (2,711)         8,555
                                                               ---------      ---------      ---------      ---------
           Income (loss) before income taxes ................. $   3,963      $    (456)     $   6,730      $  (1,830)
                                                               =========      =========      =========      =========

----------
(a)  See Note 3.


                                      (8)

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

      Comprehensive income (loss) for the three and six month periods ended July 3, 1999 and June 27, 1998 are detailed below:


                                                                    Three Months Ended       Six Months Ended
                                                                  -----------------------------------------------
                                                                   July 3,     June 27,     July 3,      June 27,
      (in thousands)                                                1999         1998        1999          1998
      -------------------------------------------------------     -------      --------     -------      --------
      Net income (loss) .....................................     $ 2,564      $  (290)     $ 4,346      $(1,161)
      Other comprehensive income (loss), net of tax:
          Foreign currency translation adjustments ..........        (403)        (439)      (1,453)        (624)
          Reclassification adjustment for portion of net
          realized gain included in results of operations and
          previously reported in other comprehensive income .        --         (3,984)        --         (6,392)
                                                                  -------      -------      -------      -------
      Comprehensive income (loss), net of tax ...............     $ 2,161      $(4,713)     $ 2,893      $(8,177)
                                                                  =======      =======      =======      =======


9.    Supplemental Cash Flow Information

      The following provides additional information concerning cash flow activities:

                                Three Months Ended           Six Months Ended
                               -------------------------------------------------
                               July 3,      June 27,       July 3,      June 27,
      (in thousands)            1999          1998          1999          1998
      ----------------------   ------        ------        ------        ------
      Interest paid ........   $1,143        $1,058        $2,920        $2,590
                               ======        ======        ======        ======

      Income taxes paid.....   $  295        $  520        $2,690        $2,574
                               ======        ======        ======        ======


                                      (9)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS

                                          ------------------------------------------- -------------------------------------------
                                                      Three months ended                           Six months ended
                                          ------------------------------------------- -------------------------------------------
                                            July 3,   June 27,   Dollar    Percent      July 3,   June 27,   Dollar    Percent
(dollars  in  millions,  except per share    1999       1998     Change     Change       1999       1998     Change     Change
data)
---------------------------------------------------------------------------------------------------------------------------------
Revenue.................................     $73.8     $66.0      $7.8      11.9%       $144.2     $132.5     $11.6      8.8%

Gross margin............................      35.9      28.0       7.9      28.3%         70.3      54.2      16.1      29.7%
  As a % of revenue.....................     48.7%     42.4%                             48.8%     40.9%

Operating expenses:
    Selling, general and administrative.     23.2       22.5       0.8       3.3%        46.0       44.7       1.3       2.9%
      As a % of revenue.................     31.5%     34.1%                             31.9%     33.8%

    Research and development............      7.5       7.9       (0.3)     (4.2%)       14.8       16.3      (1.5)     (9.0%)
      As a % of revenue.................     10.2%     11.9%                             10.3%     12.3%

    Restructuring of operations.........       -        3.1       (3.1)    (100.0%)        -        3.6       (3.6)    (100.0%)

Provision (benefit) for income taxes....      1.4      (0.2)       1.6        NM          2.4      (0.7)       3.1        NM
  Effective tax rate....................     35.3%     36.4%                             35.4%     36.6%

Net income (loss).......................     $2.6      $(0.3)     $2.9        NM         $4.3      $(1.2)     $5.5        NM

Basic and diluted net income (loss)
   per share............................     $0.27    $(0.03)     $0.30       NM         $0.46    $(0.12)     $0.58       NM
---------------------------------------------------------------------------------------------------------------------------------
NM - Not meaningful

Revenue

Worldwide revenue for the second quarter of 1999 was $73.8 million, an increase of 11.9% when compared to the second quarter of 1998.

Second quarter 1999 US revenue increased 9.7% to $51.9 million from $47.3 million in the same quarter of 1998. Current quarter US Monitoring revenue increased 10.9% to $40.9 million from $36.9 million during the same quarter of the prior year. The increase in US Monitoring revenue reflects continued customer interest in the Ultraview Care Network products introduced in 1998. Second quarter 1999 US Cardiology revenue increased 5.5% to $11.0 million from $10.4 million in 1998. While management is encouraged by these results, the US market continues to be extremely competitive as a result of changes in the US healthcare delivery system. At this time, management sees no identifiable factor in the environment that would definitively signal an end to this condition.

In the second quarter of 1999, International revenue, including export sales, increased by 17.3% to $22.0 million, from $18.7 million in the same quarter of 1998. For the 1999 quarter, International revenue comprised 29.7% of total revenue as compared to 28.4% of total revenue in the second quarter


                                      (10)
of 1998. The increase in International revenue is attributable to strong growth in Canada, the Middle East and parts of Europe.

On a year-to-date basis, worldwide revenue was $144.2 million, an increase of 8.8% when compared to the same period a year ago.

Total US revenue for the first six months of 1999 increased 10.6% to $101.3 million as compared to $91.6 million during the same period of 1998. US Monitoring revenue increased 13.6% to $80.8 million in 1999 versus $71.2 million during the first six months of 1998. The increase in US Monitoring revenue reflects continued customer interest in the Ultraview Care Network products introduced in 1998. US Cardiology revenue totaled $20.5 million for the first six months of 1999 versus $20.4 million in the same period in 1998.

International revenue for the first six months increased 4.8% to $42.9 million, or 29.8% of current year revenue, as compared to $40.9 million, or 30.9% of total revenue during the first six months of 1998.

The Company's ability to produce consistent future revenue growth is, to a certain extent, dependent on its backlog of currently shippable orders. Backlog is subject to seasonal variations and generally has been greater in the fourth fiscal quarter of the year. There is no guarantee that the Company will have sufficient backlog in any given quarter to meet its revenue objectives. In addition, international revenue is subject to a higher degree of uncertainty from quarter to quarter than is US revenue due to the need for foreign government approvals, more complex financing arrangements, greater variability in the financial stability of the customers and instability of currencies in parts of the world.


Gross Margin

Gross margin was 48.7% of revenue in the second quarter of 1999 as compared to 42.4% during the same quarter a year ago. Current quarter gross margin was favorably impacted, when compared to the prior year quarter, by various factors including: continued customer interest in the higher-margin Ultraview Care Network product line introduced during 1998; the realization of cost savings as a result of restructuring initiatives implemented during the first half of 1998; and the effect of increased revenue on the fixed components of the Company's cost of sales. While the Company's gross margin showed improvement when compared to prior year results, the Company continues to experience the adverse effect of increasing worldwide pricing pressures attributable to higher levels of competition and changes in the healthcare environment. The Company believes that pressure on gross margin from aggressive worldwide competitive pricing will continue in the foreseeable future.

Gross margin for the second quarter of 1998 was negatively impacted by a $1.2 million charge related to the expected cost of addressing year 2000 compliance in products sold to customers during previous periods and a $2.0 million charge related to the write-off of intangible assets associated with obsolete product line technology. Excluding these charges, the Company's gross margin for the second quarter of 1998 would have been 47.2%.

Gross margin for the first six months of 1999 was 48.8% of revenue compared to 40.9% during the same period a year ago. The increase in year-to-date gross margin was primarily due to the factors discussed above and the fact that prior year margins were negatively impacted by a $4.0 million write-down of inventory during the first quarter as a result of the accelerated introduction of certain monitoring products. Excluding the first quarter inventory write-down and the second quarter charges related to


                                      (11)
year 2000 compliance and obsolete product line technology, the gross margin for the first six months of 1998 would have been 46.3% of that period's revenue.

Operating Expenses

During the second quarter of 1999, selling, general and administrative expenses increased $0.8 million to $23.2 million from $22.5 million in the second quarter of 1998. Selling, general and administrative expenses as a percentage of revenue were 31.5% in the second quarter of 1999 as compared to 34.1% in the second quarter of 1998. On a year-to-date basis, selling, general and administrative expenses increased $1.3 million to $46.0 million from $44.7 million during the first six months of 1998. As a percentage of revenue, first half 1999 selling, general and administrative expenses were 31.9% versus 33.8% in the first half of 1998. The increase in expenses on a dollar basis is due primarily to an increase in variable selling expenses attributable to greater worldwide revenue. The decline in selling, general and administrative expenses as a percentage of revenue reflects the impact of higher revenue relative to the fixed cost components of these activities.

Research and development expenses decreased $0.3 million to $7.5 million in the second quarter of 1999 from $7.9 million during the same quarter of the prior year. On a year-to-date basis, research and development expenses decreased $1.5 million to $14.8 million, or 10.3% of revenue, as compared to $16.3 million, or 12.3% of revenue, during the first six months in 1998. In the first half of 1999, the Company continued to invest in the development of its anesthesia delivery system and other future products and programs including an internet initiative. These expenditures were offset by cost reduction efforts initiated during the first half of 1998 and a continued focus on cost containment. The Company has not capitalized software development costs in its existing product line, however, the development of certain newer products may require such treatment.

During the first half of 1998, the Company incurred approximately $3.6 million in charges associated with various restructuring programs in order to improve the Company's cost structure. The charges represent the cost of employee severance benefits and related expenses, office closure and moving costs associated with closing two research offices and three sales offices and related asset impairment charges.

Segment Profit

The Company measures segment profit as operating income before research and development, restructuring charges, and certain unallocated corporate general and administrative expenses. During the second quarter of 1999, segment profit for the Company's US Monitoring business increased 48.3% to $10.5 million from $7.1 million during the second quarter of 1998. On a year-to-date basis, US Monitoring segment profit increased 64.8% to $21.1 million during the first six months of 1999 as compared to $12.8 million during the first six months of the prior year. The growth in segment profit on both a quarter and year-to-date basis was primarily attributable to increased revenue, the realization of cost savings related to new generation products and cost reduction initiatives implemented during the first half of 1998.

For the second quarter of 1999, segment profit for the US Cardiology segment totaled $1.2 million compared to $1.2 million for the second quarter of 1998. On a year-to-date basis, US Cardiology segment profit was $1.4 million as compared to $1.9 million during the first six months of 1998. The change in year-to-date segment profitability is primarily the result of changes in product mix.

During the second quarter of 1999, segment profit for the Company's International business unit increased to $2.3 million from $1.9 million for the second quarter of 1998, which is attributable to increased revenue in the 1999 quarter. Year-to-date 1999 International segment profit totaled $4.3 million versus $4.6 million during the same period in 1998. This decline in segment profitability is


                                      (12)
primarily due to competitive pricing pressures in certain overseas markets and the strengthening of the US dollar relative to other currencies.


Other Income (Expense)

Interest expense for the second quarter of 1999 was approximately $1.2 million, an 8.5% increase from the same period of 1998. On a year-to-date basis, interest expense totaled approximately $2.4 million during 1999 as compared to $2.3 million during the first six months of the prior year. The increase was due to higher average borrowing levels during the 1999 period. Interest income was approximately $69,000 for the second quarter of 1999 compared to $115,000 during the second quarter of 1998. On a year-to-date basis, interest income totaled approximately $199,000 in 1999 versus approximately $260,000 during the first six months of 1998.

The Company recognized a $22,000 loss from foreign currency exchange rate fluctuations in the second quarter of 1999 compared to an $88,000 loss during the same quarter a year ago. On a year-to-date basis, the Company experienced exchange losses totaling $351,000 during 1999 versus $125,000 during the first six months of 1998. The exchange rate losses reflect the impact of the strengthening US dollar against the currencies of the Company's foreign operations.

During the second quarter of 1998, the Company recognized a $6.8 million gain on the sale of its investment in Physio Control International Corporation ("Physio") common stock, which was partially offset by charges primarily related to the write-down of an investment. Through the first six months of 1998, the Company recognized $13.1 million in gains on the sale of its investment in Physio common stock and incurred $2.1 million in charges primarily related to the write-down of certain investments.


Taxes and Net Income (Loss)

The effective tax rate for the second quarter of 1999 was 35.3% versus 36.4% in the same period a year ago. On a year-to-date basis, the effective tax rate for 1999 was 35.4% as compared to 36.6% during 1998. The decline in the effective tax rates, both on a quarterly and year-to-date basis, reflect the Company's efforts to minimize its tax burden by implementing various international tax strategies.

As a result of the above, the Company reported net income of $2.6 million, or $0.27 per share, during the second quarter of 1999 as compared to a net loss of $0.3 million, or $0.03 per share, during the second quarter of 1998. During the first six months of 1999, the Company reported net income of $4.3 million, or $0.46 per share, as compared to a net loss of $1.2 million, or $0.12 per share, during the first six months of the prior year.


                                      (13)

                          CAPITAL RESOURCES & LIQUIDITY

                                 ---------------------------------------------------
                                  July 3,    December 31,     Dollar         Percent
(dollars in millions)              1999          1998         Change          Change
------------------------------------------------------------------------------------
Cash and cash equivalents ...... $    5.3      $    1.5      $    3.8         260.0%

Working capital ................    130.5         120.6           9.9           8.2%

Long-term obligations ..........     71.6          65.1           6.5           9.9%

Shareholders' equity ...........    164.1         161.0           3.1           1.9%
------------------------------------------------------------------------------------



Capital Resources and Liquidity


As of July 3, 1999, cash and cash equivalents totaled $5.3 million compared to $1.5 million on December 31, 1998. The increase in cash is attributable to the receipt of customer payments near the end of the quarter that, due to the timing of their receipt, were not used to reduce the Company's outstanding long-term debt. Similarly, working capital increased by $9.9 million during the first six months of 1999 to $130.5 million as compared to $120.6 million as of prior year end. The increase in working capital is primarily due to the increase in cash and an increase in inventory to support Year 2000 customer update activity, product line expansion, the anticipated introduction of a new anesthesia delivery system and the Company's continued transition to a newer generation product line.

During the first six months of 1999, the Company generated $3.3 million in cash from operations as compared to using $1.0 million from operations during the same period a year ago. Net income after adjustment for certain non-cash charges represented the main source of operating cash during the six-month period ended July 3, 1999. The Company's primary use of operating cash during the first and second quarters of 1999 related to the increase in inventories as discussed above.

The Company used $4.3 million in cash in investing activities during the first six months of 1999 as compared to generating $11.1 million in cash from investing activities during the same period in 1998. On a year-to-date basis, capital expenditures totaled $4.2 million during the current year versus $2.9 million during the first six months of 1998. Management expects capital expenditures for the second half of 1999 to be comparable to first-half levels. Prior year cash provided by investing activities included $13.1 million in proceeds on the sale of the Company's investment in Physio common stock.

During the first six months of 1999, the Company generated approximately $4.8 million in cash through financing activities as compared to using $17.1 million in financing activities during the same period a year ago. Advances on the Company's $65 million long-term credit facility increased $6.6 million during the current year. Significant financing uses of cash during the current year included repayments of approximately $1.4 million of short-term borrowings, scheduled payments of $0.4 million on its other long-term debt and $0.4 million in Company stock repurchases. As of July 3, 1999, approximately 848,600 shares remain authorized for repurchase under the share repurchase


                                      (14)
programs approved by the Company's Board of Directors in 1995 and 1997. Shares acquired under the repurchase programs are being used to service the Company's various employee benefit plans and may be used for other purposes the Company deems appropriate. The primary use of cash during the first six months of 1998 related to the net paydown of approximately $17.6 million in long-term debt.


Future Cash Flow and Liquidity

As of July 3, 1999, the Company had approximately $8.1 million available for future borrowings under its $65.0 million long-term credit facility; a US unsecured bank line of credit totaling $5.0 million for issuances of letters of credit, banker's acceptances and performance bonds; and approximately $4.1 million available under several small international credit lines used to meet the operating requirements of its international subsidiaries.

Given the nature of the current worldwide economic environment, the Company is subject to a certain degree of liquidity risk with respect to the collectability of customer accounts and the cash flow impact of unfavorable changes in foreign exchange rates. However, management believes that existing cash and cash flow from operations, together with available credit facilities, will continue to be sufficient to meet ongoing operating requirements as well as the Company's investment in capital additions and research and development activities for the foreseeable future. In connection with research and development, cash may be used from time to time to acquire technology or to fund strategic ventures.

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

Internal systems: During 1998, the Company completed the inventory and assessment phase of the program with respect to its material internal computer systems and embedded technologies. This


                                      (15)
assessment revealed non-compliance with respect to several significant systems, which have been repaired or replaced. In July 1999, the Company completed the replacement of accounting and business software used by the Company's international subsidiaries with compliant financial software. This software will also assist the Company in accounting for Euro-currency transactions. The Company also completed the replacement of its primary service call tracking software with a new compliant system in July 1999. The Company's primary business and manufacturing software (Maxcim) required minor Year 2000 modifications, which were completed in 1998. The Company's Spacelabs Burdick operation completed the process of upgrading to compliant versions of its business, manufacturing and service call tracking software in 1998. In addition, the Company has completed the upgrade of certain of its mainframe and network operating systems to Year 2000 compliant versions. The Company continues to repair or replace certain other non-critical software applications, which are not fully Year 2000 compliant.

Products: The Company has completed the inventory and assessment phases with respect to products shipped since January 1, 1985 which contain software or embedded microchips. Each of the Company's products have been assigned to one of three categories as defined by the Company: "Year 2000 Compliant," "Year 2000 Compliant - software upgrade required," and "Not Year 2000 Compliant." The Company maintains a list of these products and their current status on its web site, which is periodically updated as new information becomes available or as corrections to previous status updates become known. In addition, registered customers receive periodic customer service bulletins which provide information on assessing Year 2000 compliance of the Company's products and obtaining and installing fixes where necessary. As of July 3, 1999, the Company was approximately 95% complete with the development and testing of software upgrades for its products that will be made Year 2000 compliant. Software upgrades to correct Year 2000 issues are provided free of charge to the Company's customers. Installation services are provided free for products shipped after October 1, 1996 and for customers with current maintenance agreements. Certain older products will not be made Year 2000 Compliant and those products have been and are being identified by the Company. In the second quarter of 1998, the Company accrued approximately $1.2 million related to the costs of replacing non-compliant embedded microchips with compliant microchips in certain older monitors covered under service agreements. The Company began making these updates in the fourth quarter of 1998 and expects to be substantially complete with this program by the end of 1999.

Suppliers and service providers: The Company's Year 2000 program includes contacting the Company's significant suppliers who provide both IT assets and non-IT related goods and services. The Company has initiated this program to (1) evaluate such suppliers' or service providers' Year 2000 compliance plans and state of readiness and (2) determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues. During the fourth quarter of 1998 and the first part of 1999, the Company expanded this program to include a broader analysis of suppliers and service providers throughout all areas of the corporation. To date, the Company has obtained information on Year 2000 compliance from all of its critical suppliers and has obtained written certifications or acceptable responses from approximately 80% of such suppliers of their Year 2000 compliance. The Company is evaluating responses from the remaining 20% of its critical suppliers. The Company will continue its efforts to monitor the progress of its key suppliers and continue efforts to obtain and evaluate responses from them throughout 1999.


                                      (16)

Costs to Address the Year 2000 Issue

The total cost to the Company of achieving Year 2000 compliance currently is expected to range between $6.0 and $6.5 million. The total includes, but is not limited to: (1) the cost of identifying, assessing and repairing or replacing internal IT and non-IT systems, including capitalizable costs of approximately $2.6 million associated with implementation of the Company's new international business and accounting software and new service call tracking software, which projects were accelerated in order to be available as Year 2000 solutions; (2) the cost of developing and testing software and hardware fixes for non-compliant products; (3) customer satisfaction costs associated with communication, delivery and installation of product fixes; (4) costs associated with evaluating the Year 2000 compliance status of suppliers and service providers; and (5) the cost of developing contingency plans. Included in the total costs of $6.0 to $6.5 million is $1.2 million relating to the Year 2000 upgrade of products previously sold to customers, which was accrued for in the second quarter of 1998. Expenditures through July 3, 1999, totaled approximately $4.2 million.

Risks and Contingency Plans

The Company is continuing its assessment of the risks associated with the Year 2000 issue and its program to address such issues is ongoing. The Company's determination is not complete and there are no assurances that it will be completed in a timely manner or, if it is completed, that it will be completely accurate. Based on the results of this evaluation to date, the Company has developed preliminary contingency plans for its critical systems and processes. These contingency plans include selection of backup suppliers, increases in inventory levels of certain key components, expanded customer support in early January 2000 and the replacement of IT systems with manual systems. Such contingency plans will continue to be developed and refined throughout the remainder of 1999. There are no assurances that such plans will be adequate or completed in a timely manner. If the Company is unable to remediate its Year 2000 issues in a timely manner, the Company's manufacturing operations may be unable to build and deliver products due to internal system failures, and vendors may be unable to deliver services, raw materials, and components. The failure to remediate material systems, suppliers, or products may have a material adverse effect on the operations of the Company. Additionally, the Company and many other businesses have potential unquantifiable exposure arising from third-party systems outside of the general operational control of the Company, which may be effected by Year 2000 issues. These include, but are not limited to, such systems as the national and worldwide banking information systems, transportation, governmental systems, and utilities. It may not be possible to develop adequate or any risk assessment and contingency plans for such widespread systems failures. Finally, this Year 2000 disclosure contains estimates and forward-looking statements. Those estimates and statements are subject to inherent uncertainty and there is no guaranty that they are accurate.


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


                                      (17)

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



Forward Looking Information

Statements that are not based on historical facts are forward-looking statements subject to uncertainties and risks, including, but not limited to, product and service demand and acceptance, adverse economic conditions, adverse exchange rate fluctuations and political risks, the impact of competition on pricing, capacity and supply constraints or difficulties, the failure to achieve product development objectives, reliance on single-source vendors for important component products, and other risks detailed in this document and other of the Company's Securities and Exchange Commission filings.


                                      (18)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Substantially all of the revenue and operating expenses of the Company's foreign subsidiaries are denominated in local currencies and translated into US dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation impacts primarily revenue and operating expenses as a result of foreign exchange rate fluctuations. Because the Company's inventories are manufactured in the United States, foreign currency fluctuations generally do not affect its cost of goods sold. The Company's foreign currency transaction risk is primarily limited to current amounts receivable from its foreign subsidiaries, which are denominated in local currencies (approximately $8.7 million at July 3, 1999). To minimize foreign currency transaction risk, the Company ensures that its foreign subsidiaries remit amounts to the US parent in a timely manner. Foreign country short-term borrowing facilities are utilized where necessary to ensure prompt payments. The Company does not currently utilize foreign currency hedging contracts.

Interest Rates

The Company's earnings are affected by changes in short-term interest rates as a result of its short and long term borrowings. To limit the potential effects of interest rate changes, the Company has entered into interest rate swap agreements to convert a portion of its variable interest rate debt into fixed rates. The Company does not enter into derivative or interest rate transactions for speculative purposes. At July 3, 1999, the Company's variable rate long-term debt totaled $69.3 million and variable rate short-term borrowings totaled $1.1 million. The Company has interest rate swap agreements with a notional amount aggregating $42.4 million, effectively converting $12.4 million and $30.0 million of its variable rate long-term debt to fixed rates of 6.66% and 7.07%, respectively.


                                      (19)

PART II.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of Spacelabs Medical, Inc.'s shareholders was held on May 7, 1999. The following proposals were submitted to a vote:

a) The election of seven directors, each to hold office for a term of one year and each of whom were previously a director of Spacelabs Medical, Inc. This proposal passed with the following number of votes:

                                            Affirmative       Abstentions
                                            -----------       -----------
          Gilbert W. Anderson                8,305,649          71,558
          Thomas J. Dudley, D.B.A.           8,310,003          67,204
          Harvey Feigenbaum, M.D.            8,306,692          70,515
          Carl A. Lombardi                   8,261,936         115,271
          Andrew R. Nara, M.D., Ph.D.        8,309,591          67,616
          Phillip M. Nudelman, Ph.D.         8,309,416          67,791
          Peter H. van Oppen                 8,310,617          66,590

b) Ratification of the appointment of KPMG LLP as auditors for Spacelabs Medical, Inc. for 1999. This proposal passed with 8,338,672 affirmative votes, 15,060 negative votes, and 23,475 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

               Number          Description
               ------          -----------
                27.1           Financial Data Schedule



(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the three months ended July 3, 1999.



                                      (20)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SPACELABS MEDICAL, INC.
                                                  (Registrant)

DATE:  August 16, 1999
                                        BY:       /s/ Carl A. Lombardi
                                           -------------------------------------
                                                    Carl A. Lombardi

                                                Chairman of the Board and
                                                 Chief Executive Officer




                                        BY:       /s/ James A. Richman
                                           -------------------------------------
                                                     James A. Richman

                                                    Vice President and
                                                   Corporate Controller


                                      (21)

                             SPACELABS MEDICAL, INC.

                                  EXHIBIT INDEX


Exhibits:

    Number              Description
    ------              -----------
     27.1               Financial Data Schedule

                                      (22)