Form 10-Q
period 1999-10-02
SPACELABS MEDICAL INC
filed 1999-11-15
CIK 886142

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                         COMMISSION FILE NUMBER 0-20083

                              --------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


      Common stock, par value $.01 per share: 9,458,732 shares outstanding as of October 29, 1999







================================================================================

                             SPACELABS MEDICAL, INC.

                                    FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999


                                TABLE OF CONTENTS



                                                                                                Page
                                                                                                ----
PART I.     Financial Information

Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets
                 - October 2, 1999 (unaudited) and December 31, 1998.........................    3
            Condensed Consolidated Statements of Operations (unaudited)
                - Three and Nine Months Ended October 2, 1999 and September 26, 1998.........    4
            Condensed Consolidated Statements of Cash Flows (unaudited)
                - Nine Months Ended October 2, 1999 and September 26, 1998...................    5
            Notes to Condensed Consolidated Financial Statements.............................    6

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................................   10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......................   19


PART II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K.................................................   20




                                      (2)

PART I.

Item 1.  Financial Statements

                             SPACELABS MEDICAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    October 2,        December 31,
(in thousands)                                         1999              1998
----------------------------------------------------------------------------------
                                                    (unaudited)
                  ASSETS
Current assets
  Cash and cash equivalents .................        $   3,011         $   1,467
  Receivables ...............................           87,658            82,575
  Inventories ...............................           75,265            65,912
  Prepaid expenses ..........................            2,860             3,387
  Deferred income taxes .....................           26,231            27,171
                                                     ---------         ---------
                 Total current assets .......          195,025           180,512

Property, plant and equipment, net ..........           63,600            65,146
Deferred income taxes .......................            1,184             1,558
Other assets, net ...........................           35,838            38,831
                                                     ---------         ---------
                                                     $ 295,647         $ 286,047
                                                     =========         =========
    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Short-term borrowings .....................        $   1,388         $   2,666
  Current portion of long-term obligations ..              750               750
  Accounts payable and accrued expenses .....           45,119            48,059
  Deferred revenue ..........................            4,601             5,660
  Taxes on income ...........................               83             2,748
                                                     ---------         ---------
                  Total current liabilities .           51,941            59,883

Long-term obligations .......................           76,654            65,143

Shareholders' equity
  Common stock and additional paid-in capital          100,490           100,803
  Treasury shares at cost ...................          (40,397)          (41,239)
  Accumulated other comprehensive loss ......           (4,857)           (3,556)
  Retained earnings .........................          111,816           105,013
                                                     ---------         ---------
  Total shareholders' equity ................          167,052           161,021
                                                     ---------         ---------
                                                     $ 295,647         $ 286,047
                                                     =========         =========
  Common shares outstanding .................            9,454             9,425
                                                     =========         =========

     See accompanying notes to condensed consolidated financial statements.



                                      (3)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended                    Nine Months Ended
                                                    ---------------------------------------------------------------
                                                     Oct. 2,          Sept. 26,          Oct. 2,          Sept. 26,
(in thousands, except per share data)                 1999               1998             1999               1998
-------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)
Revenue ....................................        $  75,032         $  67,477         $ 219,186         $ 199,998

Cost of Sales ..............................           39,454            34,658           113,298           112,966
                                                    ---------         ---------         ---------         ---------

Gross margin ...............................           35,578            32,819           105,888            87,032
                                                    ---------         ---------         ---------         ---------

Operating expenses
    Selling, general and administrative ....           23,097            22,213            69,132            66,958
    Research and development ...............            7,359             7,203            22,193            23,497
    Restructuring of operations ............               --                --                --             3,559
                                                    ---------         ---------         ---------         ---------
                                                       30,456            29,416            91,325            94,014
                                                    ---------         ---------         ---------         ---------

Income (loss) from operations ..............            5,122             3,403            14,563            (6,982)

Other income (expense)
    Interest income ........................              100               124               299               384
    Interest expense .......................           (1,229)           (1,191)           (3,645)           (3,469)
    Other income (expense), net ............             (215)              369              (709)           10,942
                                                    ---------         ---------         ---------         ---------

Income before income taxes .................            3,778             2,705            10,508               875

Provision for income taxes .................            1,321             1,013             3,705               344
                                                    ---------         ---------         ---------         ---------

Net income .................................        $   2,457         $   1,692         $   6,803         $     531
                                                    =========         =========         =========         =========

Basic net income per share .................        $    0.26         $    0.18         $    0.72         $    0.06
                                                    =========         =========         =========         =========

Diluted net income per share ...............        $    0.26         $    0.18         $    0.72         $    0.06
                                                    =========         =========         =========         =========

Weighted average common shares outstanding -
    Basic ..................................            9,404             9,425             9,389             9,442
                                                    =========         =========         =========         =========
    Diluted ................................            9,451             9,498             9,472             9,522
                                                    =========         =========         =========         =========


     See accompanying notes to condensed consolidated financial statements.




                                      (4)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine Months Ended
                                                                          -----------------------------
                                                                              Oct. 2,         Sept. 26,
(in thousands)                                                                 1999             1998
-------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
Operating activities
   Net income .......................................................        $  6,803         $    531
   Adjustments to reconcile net income to net cash
   used by operating activities
      Depreciation and amortization .................................           7,468            7,149
      Loss (gain) on sale of assets .................................              82          (13,109)
      Asset write downs .............................................              --            4,119
      Deferred income tax provision (benefit) .......................           1,360           (3,233)
      Contribution to ISSOP 401(k) plan in common stock .............             645              492
      Changes in operating assets and liabilities
         Increase in receivables ....................................          (6,110)          (2,093)
         Increase in inventories ....................................         (10,190)          (3,701)
         (Increase) decrease in prepaid expenses ....................             505             (222)
         Increase (decrease) in accounts payable and accrued expenses          (2,950)           4,622
         Increase (decrease) in deferred revenue ....................          (1,100)           1,008
         Increase (decrease) in taxes on income .....................            (501)             665
      Other .........................................................             (48)            (422)
                                                                             --------         --------
Net cash used by operating activities ...............................          (4,036)          (4,194)
                                                                             --------         --------

Investing activities
   Proceeds on sale of assets .......................................             106           13,135
   Investment in property, plant and equipment ......................          (4,485)          (4,818)
   Proceeds on maturity of short-term investments, net ..............              --            1,023
   Other ............................................................            (338)              --
                                                                             --------         --------
Net cash provided (used) by investing activities ....................          (4,717)           9,340
                                                                             --------         --------

Effect of exchange rate changes on cash .............................             185             (717)
                                                                             --------         --------

Financing activities
   Increase (decrease) in short-term borrowings .....................          (1,136)           2,176
   Borrowings against (principal payments on) long-term debt, net ...          11,608           (8,190)
   Purchase of treasury stock .......................................            (371)          (1,615)
   Exercise of stock options ........................................              11              142
                                                                             --------         --------
Net cash provided (used) by financing activities ....................          10,112           (7,487)
                                                                             --------         --------

Increase (decrease) in cash and cash equivalents ....................           1,544           (3,058)
Cash and cash equivalents at beginning of period ....................           1,467           11,911
                                                                             --------         --------

Cash and cash equivalents at end of period ..........................        $  3,011         $  8,853
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

2.   Inventories

                                                   --------------------------
                                                   October 2,    December 31,
        (in thousands)                                1999           1998
        ------------------------------------       ----------    ------------
        Raw materials and components .......        $21,981        $18,067
        Work in process ....................          9,213         10,511
        Finished products ..................         21,705         18,468
        Demonstration equipment ............          6,243          5,502
        Customer service parts and equipment         16,123         13,364
                                                    -------        -------
                                                    $75,265        $65,912
                                                    =======        =======

3.  Long-Term Obligations

     During the third quarter of 1999, the Company's long-term loan agreement with its primary lenders was amended to increase the revolving loan commitment from $35.0 million to $45.0 million.

4.   Gross Margin

     Gross margin for the nine month period ended September 26, 1998 includes a $1.2 million charge reflecting the expected cost of addressing year 2000 compliance in products that were



                                      (6)
     sold to customers during previous periods, $2.0 million in charges related to the write-off of intangible assets associated with obsolete product line technology and a $4.0 million charge related to the write-down of inventory to expected market value in accordance with the Company's accelerated introduction of certain monitoring products.

5.   Restructuring of Operations

     During the first and second quarters of 1998, the Company incurred $3.6 million in restructuring charges associated with initiatives to improve the Company's cost structure.

6.   Other Income (Expense)

     During the first and second quarters of 1998, the Company realized gains totaling $13.1 million related to its equity investment in Physio Control International Corporation. Other income (expense) for the nine months ended September 26, 1998 also includes $2.1 million in charges related to write-downs on certain investments.

7.   Net Income per Share

     Basic net income per share is based on the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the effect of dilutive potential common shares outstanding, consisting of stock options and unvested restricted shares, using the treasury stock method. Unvested restricted shares and unexercised, out-of-the-money stock options representing the potential rights to 2,562,525 and 1,714,925 shares for the third quarter of 1999 and first nine months of 1999, respectively, are excluded as their effects would be antidilutive. For the third quarter and first nine months of 1998, the potential rights to 1,532,150 and 1,520,150 shares, respectively, are excluded as their effects would be antidilutive. The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income per share calculations on a quarter and year-to-date basis for 1999 and 1998.

                                                                         Weighted
                                                                          Average
                                                         Income            Shares           Income
    (In thousands, except per share data)             (Numerator)       (Denominator)      Per Share
    ----------------------------------------          -----------       -------------      ---------
    Three months ended October 2, 1999:
       Basic net income per share ..........            $ 2,457              9,404          $  0.26
                                                                                            =======
       Effect of dilutive stock options and
         unvested restricted stock .........                 --                 47
                                                        -------            -------
       Diluted net income per share ........            $ 2,457              9,451          $  0.26
                                                        =======            =======          =======

    Three months ended September 26, 1998:
       Basic net income per share ..........            $ 1,692              9,425          $  0.18
                                                                                            =======
       Effect of dilutive stock options and
         unvested restricted stock .........                 --                 73
                                                        -------            -------
       Diluted net income per share ........            $ 1,692              9,498          $  0.18
                                                        =======            =======          =======


                                      (7)

     Nine months ended October 2, 1999:
        Basic net income per share .........            $ 6,803              9,389          $  0.72
                                                                                            =======
        Effect of dilutive stock options and
          unvested restricted stock ........                 --                 83
                                                        -------            -------
        Diluted net income per share .......            $ 6,803              9,472          $  0.72
                                                        =======            =======          =======

     Nine months ended September 26, 1998:
        Basic net income per share .........            $   531              9,442          $  0.06
                                                                                            =======
        Effect of dilutive stock options and
           unvested restricted stock .......                 --                 80
                                                        -------            -------
        Diluted net income per share .......            $   531              9,522          $  0.06
                                                        =======            =======          =======

8.   Business Segments

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified three reportable business segments: US Monitoring Systems, US Cardiology Systems and International. Business segments were determined based upon management responsibility using a combination of product and geographic factors. Segment profit is measured as operating income exclusive of research and development, restructuring charges, and certain unallocated corporate general and administrative expenses. The Company has no inter-segment revenue.

     The following analysis provides a breakdown of revenue and profit of each reportable business segment for the three and nine month periods ended October 2, 1999 and September 26, 1998.

                                                      Three Months Ended                   Nine Months Ended
                                                  ---------------------------         ---------------------------
                                                   Oct. 2,          Sept. 26,          Oct. 2,          Sept. 26,
     (in thousands)                                 1999              1998              1999               1998
     -------------------------------------        ---------         ---------         ---------         ---------
     Revenue:
        US Monitoring Systems ............        $  42,901         $  36,524         $ 123,704         $ 107,683
        US Cardiology Systems ............           10,936             9,042            31,396            29,473
        International ....................           21,195            21,911            64,086            62,842
                                                  ---------         ---------         ---------         ---------
        Total Revenue ....................        $  75,032         $  67,477         $ 219,186         $ 199,998
                                                  =========         =========         =========         =========


     Segment Profit:
        US Monitoring Systems ............        $  10,987         $   8,761         $  32,079         $  21,557
        US Cardiology Systems ............            1,174               769             2,600             2,657
        International ....................            1,407             2,233             5,742             6,784
                                                  ---------         ---------         ---------         ---------
        Total Segment Profit .............        $  13,568         $  11,763         $  40,421         $  30,998


     Reconciliation  of segment  profit to
      income before income taxes:
        Unallocated general and
        administrative expenses ..........        $  (1,087)        $  (1,157)        $  (3,665)        $  (3,756)
        Unallocated cost of sales ........               --                --                --            (7,168)(a)
        Research and development .........           (7,359)           (7,203)          (22,193)          (23,497)
        Restructuring costs ..............               --                --                --            (3,559)
        Other income (expense) ...........           (1,344)             (698)           (4,055)            7,857
                                                  ---------         ---------         ---------         ---------
        Income before income taxes .......        $   3,778         $   2,705         $  10,508         $     875
                                                  =========         =========         =========         =========

----------

(a)  See Note 4.




                                      (8)

9.   Comprehensive Income

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

     Comprehensive income (loss) for the three and nine month periods ended October 2, 1999 and September 26, 1998 are detailed below:


                                                             Three Months Ended             Nine Months Ended
                                                           ----------------------        -----------------------
                                                           Oct. 2,        Sept. 26,      Oct. 2,        Sept. 26,
     (in thousands)                                          1999           1998          1999            1998
     ----------------------------------------------        -------        -------        -------         -------
     Net income ...................................        $ 2,457        $ 1,692        $ 6,803         $   531
     Other comprehensive income (loss), net of tax:
        Foreign currency translation adjustments ..            152             63         (1,301)           (561)
        Reclassification adjustment for portion of
        net realized gain included in results of
        operations and previously reported in other
        comprehensive income ......................             --             --             --          (6,392)
                                                           -------        -------        -------         -------
     Comprehensive income (loss), net of tax ......        $ 2,609        $ 1,755        $ 5,502         $(6,422)
                                                           =======        =======        =======         =======


10.  Supplemental Cash Flow Information

     The following provides additional information concerning cash flow activities:

                               Three Months Ended           Nine Months Ended
                              ----------------------      ----------------------
                              Oct. 2,      Sept. 26,      Oct. 2,      Sept. 26,
     (in thousands)            1999          1998          1999          1998
     -----------------        ------        ------        ------        ------
     Interest paid ...        $1,219        $1,134        $4,139        $3,724
                              ======        ======        ======        ======
     Income taxes paid        $  178        $  199        $2,868        $2,773
                              ======        ======        ======        ======



                                      (9)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS

                                            Three months ended                    Nine months ended
                                     ----------------------------------  ----------------------------------
(dollars in  millions,                 Oct.     Sept.   Dollar  Percent   Oct.     Sept.    Dollar  Percent
except per share data)               2, 1999  26, 1998  Change  Change   2, 1999  26, 1998  Change  Change
-----------------------------------------------------------------------------------------------------------
Revenue............................   $75.0    $67.5    $7.5    11.2%    $219.2   $200.0    $19.2     9.6%

Gross margin ......................    35.6     32.8     2.8     8.4%     105.9     87.0     18.9    21.7%
  As a % of revenue ...............    47.4%    48.6%                      48.3%    43.5%

Operating expenses:
   Selling, general and
     administrative ...............    23.1     22.2     0.9     4.0%      69.1     67.0      2.1     3.2%
     As a % of revenue ............    30.8%    32.9%                      31.5%    33.5%

   Research and development .......     7.4      7.2     0.2     2.2%      22.2     23.5     (1.3)   (5.5%)
     As a % of revenue ............     9.8%    10.7%                      10.1%    11.7%

   Restructuring of operations ....       -        -       -       -          -      3.6     (3.6) (100.0%)

Provision for income taxes ........     1.3      1.0     0.3    30.4%       3.7      0.3      3.4   977.0%
  Effective tax rate ..............    35.0%    37.4%                      35.3%    39.3%

Net income ........................    $2.5     $1.7    $0.8     45.2      $6.8     $0.5     $6.3  1181.2%

 Basic and diluted net income per
   share...........................   $0.26    $0.18   $0.08    44.4%     $0.72    $0.06    $0.66  1100.0%
-----------------------------------------------------------------------------------------------------------


Revenue

Worldwide revenue for the third quarter of 1999 was $75.0 million, an increase of 11.2% when compared to the third quarter of 1998.

Third quarter 1999 US revenue increased 18.2% to $53.8 million from $45.6 million in the same quarter of 1998. Current quarter US Monitoring Systems revenue increased 17.5% to $42.9 million from $36.5 million during the same quarter of the prior year. The increase in US Monitoring Systems revenue reflects continued customer interest in the Ultraview Care Network products introduced in 1998. Third quarter 1999 US Cardiology Systems revenue increased 20.9% to $10.9 million from $9.0 million in 1998 due to growth in the new hospital distribution channel as well as in the core physician office market. While management is encouraged by the current year results, the US market continues to be extremely competitive as a result of changes in the US healthcare delivery system. At this time, management sees no identifiable factor in the environment that would definitively signal an end to this condition.

In the third quarter of 1999, International revenue, including export sales, decreased 3.3%, to $21.2 million, from $21.9 million in the same quarter of 1998. For the 1999 quarter, International revenue comprised 28.2% of total revenue as compared to 32.5% of total revenue in the third quarter of 1998. The decline in revenue is attributable, in part, to continued economic instability in Latin



                                      (10)

America and Asia.

On a year-to-date basis, worldwide revenue was $219.2 million, an increase of 9.6% when compared to the same period a year ago.

Total US revenue for the first nine months of 1999 increased 13.1% to $155.1 million as compared to $137.2 million during the same period of 1998. US Monitoring Systems revenue increased 14.9% to $123.7 million in 1999 versus $107.7 million during the first nine months of 1998. US Cardiology Systems revenue increased 6.5% to $31.4 million for the first nine months of 1999 versus $29.5 million in the same period in 1998.

International revenue for the first nine months increased 2.0% to $64.1 million, or 29.2% of current year revenue, as compared to $62.8 million, or 31.4% of total revenue during the first nine months of 1998.

The Company's ability to produce consistent future revenue growth is, to a certain extent, dependent on its backlog of currently shippable orders. Backlog is subject to seasonal variations and there is no guarantee that the Company will have sufficient backlog in any given quarter to meet its revenue objectives. In addition, international revenue is subject to a higher degree of uncertainty from quarter to quarter than is US revenue due to the need for foreign government approvals, more complex financing arrangements, greater variability in the financial stability of the customers and instability of currencies in parts of the world.


Gross Margin

Gross margin was 47.4% of revenue in the third quarter of 1999 as compared to 48.6% during the same quarter a year ago. The decline in gross margin is primarily due to the adverse impact of competitive pressures on pricing. Other factors that contributed to the decrease include expenditures on year 2000 compliance programs, mix variations in distribution channels and the strengthening of the US dollar against certain foreign currencies. The Company believes that pressure on gross margin from aggressive worldwide competitive pricing will continue in the foreseeable future.

Gross margin for the first nine months of 1999 was 48.3% of revenue compared to 43.5% during the same period a year ago. The increase in year-to-date gross margin resulted from various factors including, continued customer interest in the higher-margin Ultraview Care Network line introduced during 1998, the realization of cost savings as a result of restructuring initiatives introduced during 1998 and the effect of increased revenue on the fixed components of the Company's cost of sales. Additionally, prior year margins were negatively impacted by certain unusual charges including a $4.0 million write-down of inventory as a result of the accelerated introduction of certain monitoring products, $1.2 million in charges related to the expected cost of addressing year 2000 compliance in products sold to customers during previous periods and a $2.0 million charge related to the write-off of intangible assets associated with obsolete product line technology. Excluding these charges, the Company's gross margin for the first nine months of 1998 would have been 47.1%.


Operating Expenses

During the third quarter of 1999, selling, general and administrative expenses increased $0.9 million



                                      (11)
to $23.1 million from $22.2 million in the third quarter of 1998, primarily due to an increase in variable selling expenses associated with higher worldwide revenue. Selling, general and administrative expenses as a percentage of revenue decreased to 30.8% in the third quarter of 1999 as compared to 32.9% in the third quarter of 1998, reflecting the favorable impact of higher revenue relative to the fixed cost components of these activities. On a year-to-date basis, selling, general and administrative expenses increased $2.1 million to $69.1 million from $67.0 million during the first nine months of 1998. Selling general and administrative expenses represented 31.5% of current year revenue as compared to 33.5% for the same period a year ago. The year-to-date variances were caused by the same factors that drove the third quarter variances.

Research and development expenses increased $0.2 million to $7.4 million in the third quarter of 1999 from $7.2 million during the same quarter of the prior year. On a year-to-date basis, research and development expenses decreased $1.3 million to $22.2 million, or 10.1% of revenue, as compared to $23.5 million, or 11.7% of revenue, during the first nine months of 1998. During the first nine months of 1999, the Company continued to invest in the development of its anesthesia delivery system and other future products and programs including the Company's new hypertension-focused internet website, Lifeclinic.com. These expenditures were offset by cost reduction efforts initiated during the first half of 1998 and a continued focus on cost containment. The Company has not capitalized software development costs in its existing product line, however, the development of certain newer products may require such treatment.

During the first nine months of 1998, the Company incurred approximately $3.6 million in charges associated with various restructuring programs in order to improve the Company's cost structure. The charges represent the cost of employee severance benefits and related expenses, office closure and moving costs associated with closing two research offices and three sales offices and related asset impairment charges.


Segment Profit

The Company measures segment profit as operating income before research and development, restructuring charges, and certain unallocated corporate general and administrative expenses. During the third quarter of 1999, segment profit for the Company's US Monitoring Systems business increased 25.4% to $11.0 million from $8.8 million during the third quarter of 1998. On a year-to-date basis, US Monitoring Systems segment profit increased 48.8% to $32.1 million during the first nine months of 1999 as compared to $21.6 million during the first nine months of the prior year. The growth in the Company's segment profit on both a quarter and year-to-date basis, despite continued competitive pricing pressures, was primarily attributable to increased revenue, the realization of cost savings related to new generation products and cost reduction initiatives.

US Cardiology Systems segment profit of $1.2 million for the third quarter of 1999 was 52.7% higher than third quarter 1998 profit of $0.8 million, primarily as the result of increased revenue in the 1999 period. On a year-to-date basis, US Cardiology Systems segment profit was $2.6 million as compared to $2.7 million during the first nine months of 1998.

During the third quarter of 1999, segment profit for the Company's International business unit decreased to $1.4 million from $2.2 million for the third quarter of 1998. Year-to-date 1999 International segment profit totaled $5.7 million versus $6.8 million during the same period in 1998. This decline in third quarter and year-to-date segment profitability was primarily due to competitive pricing pressures in certain overseas markets and the strength of the US dollar relative to other



                                      (12)
currencies.


Other Income (Expense)

Interest expense for the third quarter of 1999 was approximately $1.2 million, a 3.2% increase from the same period of 1998. On a year-to-date basis, interest expense totaled approximately $3.6 million during 1999 as compared to $3.5 million during the first nine months of the prior year. The increase was due to higher average borrowing levels during the 1999 period. Interest income was approximately $100,000 for the third quarter of 1999 compared to $124,000 during the third quarter of 1998. On a year-to-date basis, interest income totaled approximately $299,000 in 1999 versus approximately $384,000 in 1998.

The Company recognized a $2,000 loss from foreign currency exchange rate fluctuations in the third quarter of 1999 as compared to a $462,000 gain during the same quarter a year ago. On a year-to-date basis, the Company experienced an exchange loss totaling $353,000 during 1999 versus a gain of $336,000 due to exchange rate fluctuations in 1998. The exchange losses reflect the impact of the strengthening US dollar against the currencies of the Company's foreign operations.

During the first nine months of 1998, the Company recognized a gain of $13.1 million on the sale of its investment in Physio Control International Corporation ("Physio") common stock and incurred $2.1 million in charges primarily related to the write-down of certain investments.


Taxes and Net Income

The effective tax rate for the third quarter of 1999 was 35.0% versus 37.4% in the same period a year ago. On a year-to-date basis, the effective tax rate for 1999 was 35.3% as compared to 39.3% during 1998. The decline in the effective tax rates, both on a quarterly and year-to-date basis, reflect the Company's efforts to minimize its tax burden by implementing various tax strategies. Management expects the benefits of these tax strategies, several of which are one-time in nature, to be less favorable after 1999.

As a result of the above, the Company reported net income of $2.5 million, or $0.26 per share, during the third quarter of 1999 as compared to net income of $1.7 million, or $0.18 per share, during the third quarter of 1998. During the first nine months of 1999, the Company reported net income of $6.8 million, or $0.72 per share, as compared to net income of $0.5 million, or $0.06 per share, during the first nine months of the prior year.








                                      (13)

                          CAPITAL RESOURCES & LIQUIDITY

                                                        Oct. 2,     December 31,   Dollar    Percent
(dollars in millions)                                     1999          1998       Change     Change
----------------------------------------------------------------------------------------------------
Cash and cash equivalents.......................        $  3.0        $  1.5       $ 1.5      105.2%

Working capital.................................         143.1         120.6        22.5       18.6%

Long-term obligations...........................          76.7          65.1        11.5       17.7%

Shareholders' equity............................         167.1         161.0         6.0        3.7%
----------------------------------------------------------------------------------------------------



Capital Resources and Liquidity


As of October 2, 1999, cash and cash equivalents totaled $3.0 million compared to $1.5 million on December 31, 1998. The increase in cash is attributable to the receipt of customer payments near the end of the quarter that, due to the timing of their receipt, were not used to reduce the Company's outstanding long-term debt.

Working capital increased by $22.5 million during the first nine months of 1999 to $143.1 million as compared to $120.6 million as of December 31, 1998. The increase in working capital was primarily due to increases in receivables and inventories. The increase in accounts receivables resulted from the timing of shipments within the quarter. Inventories were increased to support Year 2000 customer update activity, product line expansion, the anticipated introduction of a new anesthesia delivery system and the Company's continued transition to a newer generation product line.

During the first nine months of 1999, the Company used $4.0 million in operating activities as compared to $4.2 million during the same period a year ago. Net income after adjustment for certain non-cash charges represented the main source of operating cash during the nine-month period ended October 2, 1999. The Company's primary use of operating cash during the first three quarters of 1999 related to the increases in receivables and inventories as discussed above.

The Company used $4.7 million in cash in investing activities during the first nine months of 1999 as compared to generating $9.3 million in cash from investing activities during the same period in 1998. On a year-to-date basis, capital expenditures totaled $4.5 million during the current year versus $4.8 million during the first nine months of 1998. Management expects capital expenditures for the fourth quarter of 1999 to continue at approximately the same levels as the first three quarters of the year. Prior year cash provided by investing activities included $13.1 million in proceeds on the sale of the Company's investment in Physio common stock.

During the first nine months of 1999, the Company generated approximately $10.1 million in cash through financing activities as compared to using $7.5 million in financing activities during the same period a year ago. Net borrowings under the Company's long-term debt totaled $11.6 million during the current year. Significant financing uses of cash during the current year included repayments of approximately $1.1 million of short-term borrowings and $0.4 million in Company stock repurchases.



                                      (14)

As of October 2, 1999, approximately 848,600 shares remain authorized for repurchase under the share repurchase programs approved by the Company's Board of Directors in 1995 and 1997. Shares acquired under the repurchase programs are being used to service the Company's various employee benefit plans and may be used for other purposes the Company deems appropriate. The primary financing use of cash during the first nine months of 1998 related to the net repayment of approximately $8.2 million in long-term debt.


Future Cash Flow and Liquidity

During the third quarter of 1999, the Company's long-term loan agreement with its primary lenders was amended to increase the revolving loan commitment from $35.0 million to $45.0 million. As a result, the total amount available under the facility increased from $65.0 million to $75.0 million.

As of October 2, 1999, the Company had approximately $12.8 million available for future borrowings under its $75.0 million long-term credit facility; a US unsecured bank line of credit totaling $5.0 million for issuances of letters of credit, banker's acceptances and performance bonds; and approximately $5.0 million available under several small international credit lines used to meet the operating requirements of its international subsidiaries.

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

The Year 2000 Issue

The "Year 2000 Issue" refers to various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as we enter the year 2000. These problems generally arise from the fact that many computer programs and embedded microchips in equipment use only two-digits to identify the year in a date. This may result in a computer or information system component failing to distinguish or properly characterize dates after 1999. This could cause system failures or miscalculations leading to disruptions including, but not limited to, the operations of the Company, data and financial information management, the receipt of goods from the Company's suppliers and the provision of goods and services to the Company's customers.

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




                                      (15)

Internal systems: During 1998, the Company completed the inventory and assessment phase of the program with respect to its material internal computer systems and embedded technologies. This assessment revealed non-compliance with respect to several significant systems, which have been repaired or replaced. In July 1999, the Company completed the replacement of accounting and business software used by the Company's international subsidiaries with compliant financial software. This software will also assist the Company in accounting for Euro-currency transactions. The Company also completed the replacement of its primary service call tracking software with a new compliant system in July 1999. The Company's primary business and manufacturing software (Maxcim) required minor Year 2000 modifications, which were completed in 1998. The Company's Spacelabs Burdick operation completed the process of upgrading to compliant versions of its business, manufacturing and service call tracking software in 1998. In addition, the Company has completed the upgrade of certain of its mainframe and network operating systems to Year 2000 compliant versions. The Company continues to repair or replace certain other non-critical software applications, which are not fully Year 2000 compliant.

Products: The Company has completed the inventory and assessment phases with respect to products shipped since January 1, 1985 that contain software or embedded microchips. Each of the Company's products have been assigned to one of three categories as defined by the Company: "Year 2000 Compliant," "Year 2000 Compliant - software upgrade required," and "Not Year 2000 Compliant." The Company maintains a list of these products and their current status on its web site, which is periodically updated as new information becomes available or as corrections to previous status updates become known. In addition, registered customers receive periodic customer service bulletins which provide information on assessing Year 2000 compliance of the Company's products and obtaining and installing fixes where necessary. As of October 2, 1999, the Company was approximately 99% complete with the development and testing of software upgrades for its products that will be made Year 2000 compliant. Certain software upgrades to correct Year 2000 issues are provided free of charge to the Company's customers. Installation services are provided free for certain products and for customers with current maintenance agreements. Some older products will not be made Year 2000 Compliant and those products have been and are being identified by the Company. In the second quarter of 1998, the Company accrued approximately $1.2 million related to the costs of replacing non-compliant embedded microchips with compliant microchips in certain older monitors covered under service agreements. The Company began delivering these updates in the fourth quarter of 1998 and expects to be substantially complete with this program by the end of 1999.

Suppliers and service providers: The Company's Year 2000 program includes contacting the Company's significant suppliers who provide both IT assets and non-IT related goods and services. The Company has initiated this program to (1) evaluate such suppliers' or service providers' Year 2000 compliance plans and state of readiness and (2) determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues. During the fourth quarter of 1998 and the first part of 1999, the Company expanded this program to include a broader analysis of suppliers and service providers throughout all areas of the corporation. To date, the Company has obtained information on Year 2000 compliance from all of its critical suppliers and has obtained written certifications or acceptable responses from all such suppliers of their Year 2000 compliance.

Costs to Address the Year 2000 Issue

The total cost to the Company of achieving Year 2000 compliance is currently expected to range



                                      (16)
between $6.0 and $7.0 million. The total includes, but is not limited to: (1) the cost of identifying, assessing and repairing or replacing internal IT and non-IT systems, including capitalizable costs of approximately $2.6 million associated with implementation of the Company's new international business and accounting software and new service call tracking software, which projects were accelerated in order to be available as Year 2000 solutions; (2) the cost of developing and testing software and hardware fixes for non-compliant products;
(3) customer satisfaction costs associated with communication, delivery and installation of product fixes; (4) costs associated with evaluating the Year 2000 compliance status of suppliers and service providers; and (5) the cost of developing contingency plans. Included in the total costs of $6.0 to $7.0 million is $1.2 million relating to the Year 2000 upgrade of products previously sold to customers, which was accrued for in the second quarter of 1998. Expenditures from the inception of the project through October 2, 1999, totaled approximately $5.4 million.

Risks and Contingency Plans

The Company is continuing its assessment of the risks associated with the Year 2000 issue and its program to address such issues is ongoing. The Company's determination is not complete and there are no assurances that it will be completed in a timely manner or, if it is completed, that it will be completely accurate. Based on the results of this evaluation to date, the Company has developed preliminary contingency plans for its critical systems and processes. These contingency plans include selection of backup suppliers, increases in inventory levels of certain key components, expanded customer support in early January 2000 and the replacement of IT systems with manual systems. Such contingency plans will continue to be developed and refined throughout the remainder of 1999. There are no assurances that such plans will be adequate or completed in a timely manner. If the Company is unable to remediate its Year 2000 issues in a timely manner, the Company's manufacturing operations may be unable to build and deliver products due to internal system failures, and vendors may be unable to deliver services, raw materials, and components. The failure to remediate material systems, suppliers, or products may have a material adverse effect on the operations of the Company. Additionally, the Company and many other businesses have potential unquantifiable exposure arising from third-party systems outside of the general operational control of the Company, which may be effected by Year 2000 issues. These include, but are not limited to, such systems as the national and worldwide banking information systems, transportation, governmental systems and utilities. It may not be possible to develop adequate or any risk assessment and contingency plans for such widespread systems failures. Finally, this Year 2000 disclosure contains estimates and forward-looking statements. Those estimates and statements are subject to inherent uncertainty and there is no guaranty that they are accurate.


The Euro Conversion

Effective January 1, 1999, the authority to direct monetary policy for certain participating countries in the European Union came under the control of the new European Central Bank. During a transition period between January 1, 1999 and January 1, 2002, private parties may pay for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. Beginning January 1, 2002, the participating countries will only use new Euro-denominated bills and coins.

The Euro conversion may create technical challenges to adapt information technology and other systems to accommodate Euro-denominated transactions. The participating countries' adoption of a single currency may result in greater transparency of pricing for the Company's products, making Europe a more competitive environment. Currently, the effects of the Euro conversion on the



                                      (17)
operations of the Company are uncertain. The Company has initiated but not yet completed an analysis to facilitate the development of a plan for the conversion. While management currently believes that it will complete an adequate analysis, plan and implement the plan in a timely manner, and avoid any material adverse effect, there is the possibility that this may not occur.



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





                                      (18)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Substantially all of the revenue and operating expenses of the Company's foreign subsidiaries are denominated in local currencies and translated into US dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation impacts primarily revenue and operating expenses as a result of foreign exchange rate fluctuations. Because the Company's inventories are manufactured in the United States, foreign currency fluctuations generally do not affect its cost of goods sold. The Company's foreign currency transaction risk is primarily limited to current amounts receivable from its foreign subsidiaries, which are denominated in local currencies (approximately $10.4 million at October 2, 1999). To minimize foreign currency transaction risk, the Company ensures that its foreign subsidiaries remit amounts to the US parent in a timely manner. Foreign country short-term borrowing facilities are utilized where necessary to ensure prompt payments. The Company does not currently utilize foreign currency hedging contracts.

Interest Rates

The Company's earnings are affected by changes in short-term interest rates as a result of its short and long term borrowings. To limit the potential effects of interest rate changes, the Company has entered into interest rate swap agreements to convert a portion of its variable interest rate debt into fixed rates. The Company does not enter into derivative or interest rate transactions for speculative purposes. At October 2, 1999, the Company's variable rate long-term debt totaled $74.3 million and variable rate short-term borrowings totaled $1.4 million. The Company has interest rate swap agreements with a notional amount aggregating $42.4 million, effectively converting $12.4 million and $30.0 million of its variable rate long-term debt to fixed rates of 6.66% and 7.07%, respectively.




                                      (19)

PART II.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

            Number        Description
            ------        -----------
            10.41         Fourth Amendment to Amended and Restated Loan Agreement
                          dated August 27, 1999.

             27.1         Financial Data Schedule



     (b) Reports on Form 8-K:

         There were no reports on Form 8-K filed during the three months ended October 2, 1999.





                                      (20)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SPACELABS MEDICAL, INC.
                                           (Registrant)





DATE:  November 15, 1999       BY:        /s/ CARL A. LOMBARDI
                                   ----------------------------------------
                                              Carl A. Lombardi
                                         Chairman of the Board and
                                          Chief Executive Officer




                               BY:        /s/ JAMES A. RICHMAN
                                   ----------------------------------------
                                              James A. Richman
                                             Vice President and
                                            Corporate Controller



                                      (21)

                             SPACELABS MEDICAL, INC.

                                  EXHIBIT INDEX


Exhibits:

   Number           Description
   ------           -----------
   10.41            Fourth Amendment to Amended and Restated Loan Agreement
                    dated August 27, 1999.

    27.1            Financial Data Schedule


                                      (22)