Form 10-K405
period 1999-12-31
SPACELABS MEDICAL INC
filed 2000-03-23
CIK 886142

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM  ______________ TO _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the common stock held by nonaffiliates of the registrant as of
February 4, 2000, was $148.0 million (based on the closing sales price of $16.00 per share on the
                     NASDAQ Stock Market(R) on such date).

  The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of
                        February 4, 2000, was 9,495,376.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Proxy Statement for the 1999 Annual General Meeting of Stockholders
Part III (Items 10-13)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I
--------------

     ITEM 1.    BUSINESS....................................................    3
                HISTORY.....................................................    3
                PRINCIPAL MARKETS...........................................    4
                SPACELABS MEDICAL'S PRODUCTS................................    5
                RESEARCH AND DEVELOPMENT....................................    7
                MANUFACTURING...............................................    7
                SALES AND MARKETING.........................................    8
                CUSTOMER SUPPORT AND WARRANTY...............................    9
                COMPETITION.................................................    9
                CHANGES IN HEALTHCARE.......................................   10
                EMPLOYEES...................................................   11
     ITEM 2.    PROPERTIES..................................................   11
     ITEM 3.    LEGAL PROCEEDINGS...........................................   11
     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   12
                EXECUTIVE OFFICERS OF THE REGISTRANT........................   12

PART II

     ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                SHAREHOLDER MATTERS.........................................   13
     ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA........................   14
     ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS...................................   15
     ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK........................................................   24
     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   25
     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE....................................   52

PART III

     ITEMS 10-13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......   52

PART IV

     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                8-K.........................................................   52

                                     PART I

                                ITEM 1. BUSINESS

Spacelabs Medical, Inc. and its wholly owned subsidiaries ("Spacelabs Medical", "Spacelabs" or the "Company") develop, manufacture, market and service patient monitoring, diagnostic cardiology and clinical information systems ("CIS") products for use throughout the healthcare enterprise. Spacelabs Medical's principal products are used for diagnosis, monitoring and information management across the healthcare continuum. The Company also has a line of anesthesia delivery systems for use during surgery. Spacelabs sells the disposable and replaceable supplies to support these products. Recently the Company launched a Web-based initiative that provides consumers with a resource to help manage their healthcare.

Spacelabs Medical's strategy has two key elements: first, to maintain its leadership position in its core markets; and second, to broaden the product line to provide integrated clinical information solutions across the continuum of care, including hospitals, physician office practices, self care/wellness and home care.

The first element of the Company's strategy is to maintain its leadership position in its core markets. As the majority of the Company's revenue comes from these markets, management believes it is essential to maintain the investment necessary to compete effectively in the Company's core markets. Revenue from both US monitoring and cardiology grew in 1999 when compared to 1998. The Company introduced a new monitoring product line, the Ultraview Care Network(TM), over the course of 1998 and 1999, including a new multiparameter telemetry system that can monitor ECG, SpO2 and blood pressure on ambulatory patients. The monitoring line was further enhanced with the introduction of Web Source(TM), a suite of Web-based communications products that allow caregivers access to information about their patients from remote locations. The Spacelabs cardiology product line began to be updated prior to the acquisition of Spacelabs Burdick in 1997 and has had a series of enhancements during 1998 and 1999. The Company believes that its new Ultraview(TM) product line as well as its other product line enhancements have been a major factor in the growth of revenue during the year. In addition, the Ultraview Care Network brought new manufacturing and development efficiencies that helped the Company lower the cost of sales and decrease the time to market.

The second element of the Company's strategy is to broaden the product line to provide integrated clinical information solutions to achieve additional market penetration across the continuum of care. The first step in this strategy was to acquire the Burdick product line, which provided penetration into the cardiology area, including the primary care market as well as the CIS market with the Pyramis(R) cardiology management system for data integration from ECG carts, 12-lead continuous ECG monitors and other sources of cardiology information throughout the enterprise. This acquisition also provided distribution for Spacelabs Medical products such as Holter and ambulatory blood pressure monitoring systems through the Spacelabs Burdick distribution channels. The addition of a new anesthesia delivery system in late 1999 provided access to an additional new market. When combined with the Company's monitoring and information system products for anesthesia, this set of products is expected to increase the Company's competitive presence in the operating-room market. Also in 1999, the Company announced its lifeclinic.com(TM) Internet initiative that represents a major move into the consumer wellness market and dramatically expands the reach of the Company's products across the continuum of care.

HISTORY

Spacelabs Medical was founded in 1958 to collaborate with NASA in developing technology to monitor the vital signs of astronauts in space. By the mid-1960s, the Company was developing vital-signs monitoring systems for use in hospitals, and in 1968, it introduced its first system for monitoring patients in intensive care units. Its technological innovations include the first monitors using distributed microprocessors and the first modular monitors. Effective June 26, 1992, Spacelabs Medical became a separate publicly traded company.

PRINCIPAL MARKETS

Critical Care Monitoring. The critical care monitoring market in hospitals and elsewhere consists of adult intensive care units; neonatal and pediatric intensive care units; and operating rooms and other associated interventional areas such as recovery rooms, emergency departments, labor and delivery rooms, cardiac catheterization labs, endoscopy rooms and step-down units.

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

Fetal and Labor-and-Delivery Monitoring. Specialized monitors are used for fetal monitoring during pregnancy, labor and delivery. These monitors may also display information about the mother. The information from these monitors may be sent to a labor and delivery central station or be entered manually into the birth record.

Perioperative Monitoring and Anesthesia Delivery. Perioperative monitoring in operating and recovery rooms has traditionally used standalone monitors but is turning to networked monitors as information systems become more prominent. Surgery was once primarily an inpatient procedure utilizing very sophisticated monitors in hospital operating rooms. Now more than half of all surgeries are performed as outpatient procedures, increasing the demand for simpler, noninvasive monitors. Anesthesia delivery systems are used in most general surgical procedures performed within hospitals or outpatient surgery centers.

Diagnostic Cardiology. Diagnostic cardiology products are marketed to both acute care facilities (hospitals) as well as to the alternate and primary care markets (all non-hospital facilities, including physicians' offices and clinics).

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

Clinical Information Systems. Spacelabs Medical believes that the traditional market for vital signs monitoring is evolving into one that integrates CIS into the critical care monitoring system, and thinks that patient monitoring systems, with the right design, can be part of the architectural base for critical care CIS. In addition, the Company believes that computerized collection of patient information on an electronic patient chart allows a caregiver to better focus on patient needs and that electronic collection of routine but essentially clerical tasks enhances clarity and accuracy.

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

Consumer Health Management. The market for Web-based healthcare is growing rapidly and includes both general health information sites as well as more vertical, focused-topic sites. In 1998 over 22 million people performed health-related searches on the Internet, the second largest search category in that year. This number is projected to grow to 30 million in 2000.

Vital signs kiosks have traditionally been standalone devices located in retail sites such as pharmacies and mass-merchandising stores as well as in work-site locations. Work-site locations have grown recently as employers focus on helping employees more proactively manage their healthcare, and these sites have the potential for significant future growth. The kiosks take vital signs readings such as blood pressure, pulse, and weight and provide space for health information. In addition to selling and leasing the kiosks, the Company generates revenue by selling advertising space on the kiosks.

SPACELABS MEDICAL'S PRODUCTS

Spacelabs Medical develops, manufactures, markets and services critical care monitoring, diagnostic cardiology and CIS products, as well as other products for use in the healthcare industry.

ULTRAVIEW MONITORING PRODUCTS. Through integration of its component elements, Spacelabs Medical's Ultraview product line forms an advanced and comprehensive critical care patient monitoring system and the foundation for a CIS. Ultraview products address the hospital's principal monitoring needs, from adult and neonatal intensive care units to outpatient surgery, step-down units and patient transport. The components of the Ultraview system are user-friendly bedside and central monitors, "smart" plug-in modules for measuring specific vital signs, Flexport serial interfaces to other manufacturers' bedside devices, an integrated telemetry option and a powerful network for access to clinical information. Spacelabs Medical sells Ultraview products as an integrated system, as stand-alone monitors or as add-on components to the customer's existing systems. Sales of Ultraview products to hospitals vary widely in size, depending on the size and configuration of the system. A typical eight-bed hardwired system sells for approximately $170,000, while a typical 12-bed telemetry system sells for approximately $85,000. Hospitals sometimes combine monitoring orders for many units or even for the entire hospital. Such orders can exceed $1 million. Ultraview monitoring products represent the major portion of Spacelabs Medical's current business and are compatible with the Company's previous monitoring systems.

The Company offers an Internet telemedicine solution, Ultraview Web Source, to provide comprehensive patient information access, including remote access to lab results, the electronic patient chart and the clinical data repository. The increasing demands in today's healthcare environment often challenge healthcare organizations to supply clinicians with information wherever they may be. This remote connectivity system provides clinicians with the ability to conveniently view patient records from a remote location, such as the home or office, using a standard browser, the World Wide Web or their organization's intranet.

For the operating room market, the Company provides the Ultraview Anesthesia Delivery Systems, designed to give anesthesiologists or nurse anesthetists the tools needed to deliver anesthetic agents and gases such as oxygen and nitrogen during surgical procedures. The key components of these systems are a ventilator, flow meter and vaporizer. With the addition of a patient monitor and CIS, the delivery system becomes an anesthesia workstation with integrated gas delivery and analysis, monitoring and CIS. The Ultraview Anesthesia Delivery Systems are modular and can be purchased with or without patient monitoring and/or CIS.

DIAGNOSTIC CARDIOLOGY PRODUCTS. The Company's line of electrocardiographs covers all price points and markets, and ranges from small, low-cost units that are targeted primarily for physicians' offices and international markets to fully featured units that are designed for the most rigorous application, as in the care of critically ill patients in hospital settings. Electrocardiographs can be cart-mounted so that they can be moved from bed to bed or room to room.

Exercise tolerance test systems are diagnostic cardiology products used to identify latent heart disease not revealed on a routine resting ECG. The patient is subjected to increasing workloads, typically on a treadmill or bicycle, and the cardiogram is monitored for adverse changes in the heart's response during the increased workload. The product line also includes a quiet treadmill designed for maximum patient safety.

Spacelabs develops, manufactures, markets and services Holter and Ambulatory Blood Pressure ("ABP") monitoring systems. The Holter systems comprise ECG recorders (tape or solid state) that are worn by a patient for 24 or 48 hours. The data is then downloaded to an analysis station that processes the recorded ECG data. ABP monitors gather a patient's blood pressure measurement over 24 or 48 hours. This data is then read by an analysis station that quantifies the data and prepares reports for physicians. The recorders are among the smallest and lightest available. Report generation capabilities range from simple, easy-to-use strip printers to a Windows-compatible software system.

INTESYS(R) CLINICAL INFORMATION SYSTEMS. Spacelabs Medical develops, manufactures, licenses, sells and supports a line of CIS products under the name Intesys. Intesys CIS form an integrated framework to automate, manage and analyze the delivery of care. The Company believes that CIS creates a powerful tool for providing more efficient and effective patient care. The Company also believes that its substantial installed base of medical devices that automatically collect vital patient information provides it with a competitive advantage over other manufacturers' nonintegrated approach to critical care CIS.

Departmental Clinical Information Systems. With these systems, data can be collected automatically from patient monitors, including data from other vendors' devices integrated through Flexport serial interfaces or a gateway. In addition to maintaining flow sheets, other charting functions are computerized, such as making notes and observations and charting laboratory results. The Caremaster(TM) Plus computer system has been designed to be interfaced with other hospital information systems. The 1700, UCW, or another computer workstation at the patient site or elsewhere on the network can function as a terminal to enter and review data on the Caremaster Plus record. There are currently departmental applications for adult, pediatric and neonatal intensive care; the emergency department; anesthesia; cardiology; and labor and delivery.

Enterprise Clinical Information Systems. Caremaster Plus Enterprise CIS are for use throughout the healthcare enterprise. The main components of the system are results reporting, a resource scheduler to help organize appointments throughout the enterprise, comprehensive documentation, a CDR to integrate information from clinical and administrative systems, and a master patient index to address the problem of patients being identified differently by disparate systems. The enterprise-wide CIS market is characterized by a sales cycle of up to two years. Once a system is sold, a period of implementation may be required before customer acceptance and final payment to the Company occurs.

Cardiology Management Systems. The Pyramis Integrated Cardiology System provides a true enterprise-wide cardiology information management system with workflow management, cardiology outcomes assessments, a comprehensive cardiac data repository and integration of disparate patient data from legacy systems into a single, patient-centric, cardiology record.

Outcomes System. The Quality In Care ("QuIC")(1) software application is a cross-patient analytical tool that helps administrators and clinicians analyze clinical practice and make critical decisions regarding the quality and effectiveness of intensive care from clinical and cost perspectives.

Interfaces. Most healthcare providers today have implemented multiple disparate information applications within their organizations. As the desire for integration of information within these organizations increases, the need for information systems interfaces has also increased. In keeping with an open-architecture design philosophy, the Company is able to provide a wide array of interfaces that will exchange data between its own and other vendors' HL7-compliant systems. HL7 is an industry standard communication protocol.

---------------

1QuIC is a registered trademark of SM&A Corporation.

While the Intesys products have been designed to meet the needs of the evolving healthcare provider industry, because of the rapid change in the evolving US healthcare delivery system, there can be no assurance that Intesys or its components will fully satisfy user requirements and result in significant commercial sales.

MEDICAL SUPPLIES. A substantial market exists for disposable supplies such as patient electrodes, specialty graph paper, sensors and connecting lead wires that are used with medical devices. Spacelabs Medical sells a broad line of such supplies as an adjunct to its medical device business. In most cases, these products are obtained from original equipment manufacturers and are manufactured to Spacelabs Medical's specifications. In some cases, Spacelabs Medical re-markets other manufacturers' products for use with Spacelabs Medical's products.

CONSUMER HEALTH MANAGEMENT. The Company conducts its consumer health management business through its Lifeclinic.com and Vita-Stat subsidiaries. Vita-Stat currently has over 10,000 installed vital signs monitoring kiosks, which take over 200 million readings a year from approximately 3 million unique users. Two models of kiosk are available; both measure blood pressure and heart rate and one also measures weight. Lifeclinic.com Corporation has developed a sophisticated Web site with rich content and personal-medical-record database capabilities using a robust, world-class Internet-based clinical data repository. Additionally, Lifeclinic.com is developing an Internet-enabled e-kiosk, which measures blood pressure, heart rate and weight and which automatically can upload such information, on a secured basis, to the lifeclinic.com Web site.

RESEARCH AND DEVELOPMENT

Spacelabs Medical conducts extensive research and development activities both internally and by funding projects undertaken by outside groups. Such activities include the design and development of new products for its patient monitoring systems, diagnostic cardiology products and CIS products. Spacelabs Medical is continuously seeking ways to improve its product line and enhance the functionality of its patient monitoring and CIS. This process of improvement offers the opportunity for additional revenue from upgrades and the sale of new functions and features. Spacelabs has been effective in using its product development across various product lines. For example, the charting functionality of the lifeclinic.com Web site is an adaptation of the charting functionality used in the Company's clinical data repository product. In 1999, research and development expenses were $29.7 million or 9.9% of revenue.

In 1998, excluding the acquisition of in-process research and development, research and development expenses were $30.7 million or 11.2% of revenue, compared to $31.6 million or 11.9% of revenue in 1997. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Operating Expenses."

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

MANUFACTURING

Spacelabs Medical manufactures the majority of its products in Redmond, Washington. The Company's diagnostic cardiology products are manufactured in Deerfield, Wisconsin, and the fetal monitoring products are manufactured in Hamden, Connecticut. The Company conducts regular product reviews to reduce manufacturing costs and continually pursues improvement programs to eliminate waste and redundancy.

Certain devices are purchased from third parties for sale by Spacelabs Medical, including computers, peripheral accessories and remote displays. In 1999, the Company also entered into an agreement with RGB Medical Devices, S.A. to manufacture on an OEM basis a low-priced patient monitor in certain parts of the world, not including the US. The Company also purchases subassemblies, such as display screens and printer mechanisms, and other materials and component parts used by Spacelabs Medical in the manufacture of its products. Many of these are available from multiple supply sources. Spacelabs Medical does depend, however, on certain single-source vendors for some important component parts. While any of these single-source items could be replaced over time, there is no assurance that the Company could replace the product in a timely manner, and abrupt disruption in the supply of a single-source part could have a material adverse effect on the Company's ability to manufacture products relying on such items. In addition, component parts of certain of the Company's products are manufactured in countries that have periodically experienced political pressure, such as Taiwan, which could delay or disrupt the supply of these component parts. Spacelabs Medical cannot predict whether there is a substantial likelihood of abrupt disruption in the supply of any of these items. However, it has taken steps to mitigate the effect of disruption in the supply of some items by either maintaining an inventory of certain critical components or locating another source of certain parts that would be available in the event of an interruption of supply.

Spacelabs Medical contracts with ODLeeuwarden B.V. ("ODL"), located in the Netherlands, for the manufacture of its anesthesia system requirements, as Spacelabs determines, in accordance with Spacelabs specifications and all applicable regulatory and quality requirements. Spacelabs Medical believes it has taken all necessary and appropriate steps to retain all the rights to the anesthesia system. Spacelabs management believes that ODL has the capability to supply its requirements; however, there can be no assurance that there will not be disruption in the supply of anesthesia systems.

Spacelabs Burdick, Inc., is party to a joint venture in the People's Republic of China; the joint venture was originally established in 1995 by Burdick, Inc. prior to its acquisition by Spacelabs (the "Joint Venture"). The other parties to the Agreement are Shanghai Medical Instruments (Group) Corporation and Wei Chang Industrial Co. Ltd. Both of the other parties are domiciled in the People's Republic of China. Sales of Joint Venture products in China have been less than anticipated and, while the Company is exploring ways in which those results can be ameliorated, to date the Joint Venture has provided inadequate assurances that such sales will materially improve. While the Company does not believe that the operations of the Joint Venture currently have or will have a material adverse effect on the overall operations of the Company, there can be no assurance that such adverse effect will not occur in the future.

SALES AND MARKETING

Spacelabs Medical's hospital products are marketed in the United States primarily through its direct sales organization. The Company's direct field sales force consists of sales personnel and clinical application specialists located throughout the United States. Products sold into the physician's office market are sold through dealerships supported by a direct sales organization. Spacelabs Medical frequently contracts for the sale of its products with hospital buying groups, proprietary hospital chains and US government agencies. These "corporate accounts" can generate multimillion-dollar contracts, and the Company believes that the loss of a major contract could have a material adverse effect on its operations.

Spacelabs Medical markets its products outside the US in over 100 countries through a combination of direct sales organizations and independent distributors. International sales, service and sales-administration activities are managed from the Company's corporate offices and through subsidiary offices located in Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Taiwan and the United Kingdom. Although international sales are broadly distributed worldwide, a major disruption of distribution in certain foreign markets may have a major effect on Spacelabs Medical's total annual revenue. Sales to foreign customers including export sales accounted for approximately 29.3% of Spacelabs Medical's revenue in 1999. See Note 14 of "Notes to Consolidated Financial Statements."

In addition to direct and distributor sales to end users, Spacelabs Medical also sells its noninvasive blood pressure products and other products and components for distribution on an OEM basis by other medical products companies.

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

The Company has also provided warranties to certain customers regarding Y2K compliance of its products. While the Company had a good faith belief that such warranties were appropriate and accurate at the time they were made, there can be no assurance that ultimately they will be found to be accurate. Additionally, the Company engaged in good faith efforts to notify customers of Y2K product issues and requested that customers place orders for required upgrades and updates of products currently in service in time to ameliorate the issue prior to January 1, 2000. A majority of customers responded as requested by the Company in a timely manner and received upgrades or updates that rendered qualified equipment Y2K compliant. However, some customers did not respond in a timely manner and there can be no assurances with respect to the Y2K compliance of their equipment. Additionally, there can be no assurance that customers do not experience Y2K problems with respect to the operation of Spacelabs equipment in their care, custody or control.

COMPETITION

The worldwide markets for patient monitoring, diagnostic cardiology and CIS are intensely competitive. Spacelabs Medical faces competition from many US and international companies, some of which have far greater financial, marketing, service, technical, and research and development resources than those of the Company. Within the critical care patient monitoring markets, Agilent Technologies ("Agilent"), formerly the Hewlett-Packard Company's Medical Products Group, is Spacelabs Medical's primary worldwide competitor. Other critical care monitoring competitors include, but are not limited to, G. E. Marquette Medical Systems ("Marquette") and Siemens AG. Monitoring competitors in niche markets include, but are not limited to, Datascope Corporation, Datex Medical Instrumentation, Inc., Medical Data Electronics and Protocol Systems, Inc., plus many other small companies in countries outside the United States. The primary competitors in the diagnostic cardiology markets are Marquette, Agilent, Quinton, Zymed, Welch-Allyn/Schiller and a number of smaller niche companies. Spacelabs Medical faces competition in CIS from Agilent and Marquette as well as from a number of small niche vendors both in the United States and in other countries, and from broad-based hospital information system vendors such as McKessonHBOC, Shared Medical Systems, Meditech and Cerner. Alliances and other cooperative arrangements among competitors and/or other third parties are becoming more common. This may increase competitive pressures. The Company believes Vita-Stat's monitoring kiosks command approximately 70% of the US market. Its competitors include companies such as CardioTech International and Computerized Screening, Inc.

Spacelabs Medical believes that the principal competitive factors in its market for critical care patient monitoring, diagnostic cardiology and CIS products are clinical utility, system technology, life-cycle cost-benefits and customer support and service. Price has become an increasingly important competitive factor and, at times, the decisive factor as hospitals come under increasing pressure to forego added features in exchange for lower prices. Spacelabs Medical also believes that the size of a particular manufacturer's installed base is a competitive factor. In terms of acquisition costs, installation and user training, hospitals make a long-term commitment when selecting a monitoring or clinical information system. This factor tends to limit competition based on changes in technology since hospitals cannot readily replace individual system components with those from another manufacturer. Instead, hospitals will look to their supplier for upgrades and, if not forthcoming, wait to replace the whole system at the end of its useful life, typically seven or more years. Spacelabs Medical believes that it competes favorably with respect to each of these competitive factors.

CHANGES IN HEALTHCARE

Spacelabs Medical's monitoring products are capital equipment that are often purchased by hospitals that are part of an Integrated Delivery Network ("IDN"). The decision to purchase monitoring equipment either to replace existing equipment or as part of a renovation or expansion, is part of the IDN's general capital budgeting process. While some aspects of the utilization of this equipment may be billed separately, the costs of monitoring products are normally recovered by the buyer as part of general charges for intensive care, operating room and so forth. Reimbursement often covers only a portion of charges. In general, purchases are driven by the need to provide adequate instrumentation to meet contemporary standards of care. Within this context, monitoring products, along with other capital equipment, are purchased as a hospital or foreign health authority can commit the funds. Any reimbursement changes that tend to reduce a hospital's profitability or specifically reduce capital reimbursement will tend to depress capital equipment spending. Hospital managers also may delay purchases during periods of uncertainty about future reimbursement and cash flow.

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

In 1996, the US Congress passed the Health Insurance Portability and Accountability Act ("HIPAA"), which authorized the Department of Health and Human Services ("HHS") to promulgate regulations and standards relating to administrative and financial healthcare transactions, unique health identifiers, security, electronic signatures and other related matters. To date, HHS has issued a number of proposed regulations relating to the foregoing which, if and when finalized, may adversely effect the Company's business, including but not limited to product requirements and customer expectations.

The Balanced Budget Act of 1997 (BBA) is reducing overall US government expenditures for Medicare payments and as a result is having a negative impact on healthcare providers' profitability. The Company does not believe the BBA significantly impacted its business in 1999. Going forward, the reduction in expenditures is expected to continue and, therefore, the potential for impact on the business is greater.

EMPLOYEES

As of February 4, 2000, Spacelabs Medical had approximately 1,500 full-time employees. None of Spacelabs Medical's US employees are covered by collective bargaining agreements, and the Company considers its employee relations to be satisfactory worldwide.

                               ITEM 2. PROPERTIES

Spacelabs Medical's corporate offices are located in Redmond, Washington, in 450,300 square feet of office and manufacturing space owned by the Company. Approximately 50,000 square feet of this space is leased. The Company's patient monitoring and CIS products are designed and manufactured at this location. The Spacelabs Burdick products are designed and manufactured in a 100,000 square-foot leased facility in Deerfield, Wisconsin. The fetal monitoring product line is manufactured in a 16,000 square-foot leased facility in Hamden, Connecticut. The Company believes that its facilities are adequate to meet its capacity requirements, but there can be no assurance that the facilities will ultimately do so.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding the executive officers of Spacelabs Medical:

Carl A. Lombardi, 56           Chairman of the Board and Chief Executive Officer of
                               Spacelabs Medical since 1992; Group Vice President of
                               Westmark from 1987 to 1992; Group Vice President of Squibb
                               Medical Systems from 1982 to 1987; President of Spacelabs
                               Medical since 1981.
Eugene V. DeFelice, 41         Vice President, General Counsel and Secretary of Spacelabs
                               Medical since 1997; General Counsel and Secretary of
                               Spacelabs Medical from 1996 to 1997; General Counsel and
                               Member of the Board of Huntleigh Healthcare, Inc. in 1995;
                               Assistant General Counsel, Division of Hoffmann-LaRoche from
                               1986 to 1994.
Dennis E. Larsen, 52           Vice President, Business Development of Spacelabs Medical
                               since 1998; Vice President and Supplies Products General
                               Manager of Spacelabs Medical from 1995 to 1998; Vice
                               President, Business Development of Spacelabs Medical from
                               1990 to 1995.
Timothy R. Miskimon, 50        Senior Vice President, International Operations of Spacelabs
                               Medical since 1998; Vice President, International of
                               Spacelabs Medical from 1992 to 1998.
James A. Richman, 53           Vice President and Corporate Controller of Spacelabs Medical
                               since 1995; Corporate Controller of Spacelabs Medical from
                               1992 to 1995.
James E. Roop, 43              Vice President and General Manager, US Monitoring Sales,
                               Spacelabs Medical since 1998; Vice President Sales, US
                               Monitoring of Spacelabs Medical from 1997 to 1998; various other senior sales management positions for Spacelabs
                               Medical from 1996 to 1997; various sales management
                               positions for US Surgical Corporation from 1986 to 1996.
Michael R. Stringer, 56        Vice President and General Manager of Specialty Products,
                               Spacelabs Medical since 1997; President, Pacific Consulting
                               Group, LLC in 1996; Vice President of Sales, Medical
                               Division of Stryker Corporation from 1994 to 1995; Vice
                               President, Sales and Marketing of Hamilton Scientific, Inc.
                               from 1989 to 1994.

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

                                                                 Quarter ended
----------------------------------------------------------------------------------------------
                                                  March      June      September      December
----------------------------------------------------------------------------------------------
1999
  High                                             $22 9/16  $18 7/8      $18 5/8       $19 3/4
  Low                                               16 1/4    14 1/2       14 1/4        12 1/2
----------------------------------------------------------------------------------------------
1998
  High                                             $24 1/4   $22 1/8      $18 1/4       $23 1/8
  Low                                               18 5/16   14 1/2       15 1/2        14
----------------------------------------------------------------------------------------------

Holders. The approximate number of holders of record of Spacelabs Medical common stock, as recorded on the books of Spacelabs Medical's Registrar and Transfer Agent as of February 4, 2000, was 5,578.

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

---------------------------------------------------------------------------------------------------

(dollars in thousands, except per-share
  data)                                      1999        1998        1997        1996        1995
---------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED
  Revenue................................  $300,253    $274,240    $265,279    $247,953    $252,912
  Gross margin...........................   144,789     123,438     131,354     124,871     129,416
  Gross margin as a percent of revenue...      48.2%       45.0%       49.5%       50.4%       51.2%
  Selling, general and administrative....    94,382      91,266      79,475      74,189      70,587
  Research and development...............    29,663      30,715      31,614      28,293      30,076
  Acquisition of in-process research &
     development.........................        --          --      33,967       8,797          --
  Restructuring of operations............        --       3,559         911       7,126       2,290
  Other income (expense).................    (5,607)      6,475      (1,467)      1,608       3,282
  Income (loss) before income taxes......    15,137       4,373     (16,080)      8,074      29,745
  Net income (loss)......................     9,812       2,713     (20,398)      2,562      18,631
  Net income (loss) as a percent of
     revenue.............................       3.3%        1.0%       (7.7)%       1.0%        7.4%
  Basic net income (loss) per share......  $   1.04    $   0.29    $  (2.13)   $   0.25    $   1.77
  Diluted net income (loss) per share....  $   1.04    $   0.29    $  (2.13)   $   0.25    $   1.73
---------------------------------------------------------------------------------------------------
AT YEAR-END
  Receivables............................  $ 85,399    $ 82,574    $ 70,691    $ 63,004    $ 59,292
  Inventories............................    74,015      65,912      59,779      56,114      55,912
  Working capital........................   136,015     120,629     120,647     131,728     155,122
  Total assets...........................   291,665     286,047     290,192     257,445     254,433
  Long-term obligations..................    66,108      65,143      66,846      13,500      14,250
  Shareholders' equity...................   169,887     161,021     164,869     196,348     204,069
  Book value per share(1)................  $  17.91    $  17.08    $  17.42    $  19.97    $  19.39
---------------------------------------------------------------------------------------------------

(1) Book value per share is based on the number of common shares outstanding as of year-end.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

MARKET OVERVIEW

US Medical Devices Market

Changes in the fundamental economics of healthcare delivery, and restructuring and consolidation among healthcare providers continued throughout 1999, though at a somewhat reduced rate than in previous years. In reaction to this restructuring and consolidation, healthcare providers' capital expenditures are being reevaluated and reprioritized to respond to the needs of these new organizations. Though the markets for the medical devices sold by the Company are affected by advances in technology, it remains primarily a replacement market driven by a provider's decision to replace older or obsolete equipment. As a result, healthcare providers have discretion in the timing of their equipment purchases and can delay them. In this market, competition for business is intense, creating continued pricing pressure. The restructuring and consolidation among healthcare providers has increased the complexity of selling capital equipment. Today's providers have larger and more complicated purchasing processes and more difficult issues needing solutions provided by the Company's products. These factors contribute to uncertainty in revenue projections both on a quarterly and an annual basis.

International Medical Devices Market

The Company markets its products in over 100 countries outside of the US. The dynamics influencing the vitality of each market can differ greatly country to country or region to region. During 1999 business in Canada and parts of Europe remained strong. Meanwhile, weak economic conditions in parts of the Company's Asia region and in Latin America continued with the result that sales in these regions remained slow. The combination of political, economic and healthcare delivery policies and the Company's tactical sales approach can influence the market for capital equipment and the Company's performance in any country or region in any given year. The effects of worldwide political and economic dynamics, including currency exchange rates, are not in the control of the Company and, therefore, the impact on the Company's performance and financial statements cannot be predicted with precision.

Clinical Information Systems Market

The Company believes that changes in the healthcare environment will create incentives to optimize process efficiencies, control costs, increase the quality of patient care and consequently, create increased demand for these products. Automation of data collection, analysis and distribution can play an important role in realizing such efficiencies and increasing the quality of care that healthcare providers deliver. The potential market for the CIS products the Company offers, while significant, remains in the early stages of development. Because the market is emerging and the healthcare delivery system remains in a period of transition, it is difficult to predict the rate of growth of the market and, therefore, the Company's ability to produce revenue from this product line. A major challenge for healthcare providers during 1999 was to ensure that their information systems were prepared to deal with the problems presented by the Year 2000 computer issue. The allocation of providers' resources to solve this problem competed for resources that may otherwise have been directed to the purchase and implementation of new CIS applications such as those offered by the Company. This competition for resources adversely affected the customers' willingness to purchase CIS products in 1999. Going forward, healthcare information systems executives will be dealing with the issues of compliance with the provisions of the Health Insurance Portability and Accountability Act (HIPAA). Among other things, this Act attempts to establish national standards for the participant identification, coding and electronic transactions for health insurance and security. The resources of customers' information systems departments may be impacted as they are allocated to the process of bringing legacy systems into compliance.

Consumer Health Management

Healthcare and the Internet are in the early stage of convergence and the market is still emerging. However, the early indications show a high degree of promise. In 1998 approximately 22 million people searched the Internet on health-related topics. This was the second highest search topic during that year. It is projected that this number may grow to 30 million in 2000. Consumer-oriented business models derive their revenue from advertising and sponsorship, e-commerce, and content licensing among other sources. The Company is initially targeting hypertension as the focus for its consumer-focused offering. Fifty million Americans suffer from hypertension, more than any other significant disease. The ability to address an audience that is highly targeted, as with the demographics of the hypertensive population, and to reach the audience at the point-of-purchase is highly desirable to advertisers.

RESULTS OF OPERATIONS

REVENUE
--------------------------------------------------------------------------------

     (dollars in millions)         1999         Change         1998         Change         1997
------------------------------------------------------------------------------------------------

US revenue......................  $212.4         10.1%        $192.9         10.5%        $174.6
International revenue...........    87.9          8.1%          81.3        (10.3)%         90.7
                                  ------                      ------                      ------
Total revenue...................  $300.3          9.5%        $274.2          3.4%        $265.3
                                  ======                      ======                      ======
------------------------------------------------------------------------------------------------

Revenue for 1999 was $300.3 million, up 9.5% from $274.2 million in 1998. The 1999 improvement was due to increases in both US and International revenues. Revenue for 1998 was up 3.4% from 1997 due primarily to the inclusion of a full year of diagnostic cardiology product line revenue in 1998 from the Company's August 1997 acquisition of Spacelabs Burdick.

US revenue increased to $212.4 million, up 10.1% from $192.9 million in 1998. US Monitoring Systems revenue increased 12.9% in 1999 to $154.8 million from $137.1 million in 1998. The increase in US Monitoring Systems revenue reflects continued interest in the Ultraview Care Network products introduced in 1998. US Cardiology Systems revenue increased 8.7% in 1999 to $43.7 million from $40.2 million in 1998 due to growth in the new hospital distribution channel as well as in the core physicians' office market. US revenue in 1998 was up 10.5% over 1997 due primarily to the addition of diagnostic cardiology products from the acquisition of Spacelabs Burdick. While management is encouraged by these activities, the market for patient monitoring equipment continues to be extremely competitive as a result of changes in the US healthcare delivery system. At this time, management sees no identifiable factor in the environment that would definitively signal an end to this condition.

International revenue, including export sales, increased by 8.1% to $87.9 million in 1999 from $81.3 million in 1998. International revenue in 1998 declined by 10.3% from 1997. International revenue made up 29.3% of total revenue in 1999, compared with 29.7% in 1998 and 34.2% in 1997. The increase in international revenue in 1999 was attributable primarily to strong growth in parts of Europe and in Canada, which was fueled by a one-time, government-sponsored replacement program for non-Y2K-compliant medical equipment in Canadian hospitals. The sales level in Canada is expected to return to pre-1999 levels going forward. Revenues in other areas of the world were up slightly in 1999 with the exception of Asia and Latin America, which continue to experience difficult economic conditions. International revenue in both 1999 and 1998 were negatively impacted by unfavorable currency exchange rates. The 1998 decline in international revenue was also attributable to difficult economic conditions in various parts of the world, most notably Asia, the Middle East and Latin America.

At December 31, 1999, the Company had approximately $61.3 million of backlog orders believed to be firm, compared to $65.1 million at December 31, 1998. It is estimated that approximately 89% of the Company's 1999 backlog will ship within the next 12 months. The Company's ability to produce consistent future revenue growth is, to a certain extent, dependent on its backlog of currently shippable orders. There is no guarantee that the Company will have sufficient backlog in any given quarter to meet its revenue objectives. In addition, international revenue is subject to a higher degree of uncertainty from quarter to quarter than is US revenue due to the need for foreign government approvals, more complex financing arrangements, greater variability in the financial stability of the customers and instability of currencies in parts of the world. Backlog is subject to seasonal variation and has historically been greater in the fourth fiscal quarter of the year.

GROSS MARGIN
--------------------------------------------------------------------------------

    (dollars in millions)        1999         Change         1998         Change          1997
------------------------------------------------------------------------------------------------

Gross margin..................  $144.8         17.3%        $123.4         (6.1)%       $  131.4
As a % of revenue.............    48.2%                       45.0%                        49.5%
------------------------------------------------------------------------------------------------

Gross margin as a percentage of revenue was 48.2% in 1999, compared to 45.0% in 1998 and 49.5% in 1997. The increase in 1999 gross margin resulted from various factors, including continued customer interest in the higher-margin Ultraview Care Network line introduced during 1998, the realization of cost savings as a result of restructuring initiatives introduced during 1998 and the effect of increased revenue on the fixed components of the Company's cost of sales. Gross margin in 1998 was negatively impacted by a $4.0 million inventory write-down as a result of the introduction of new monitoring products as well as charges related to Year 2000 compliance for products previously sold to customers and the write-off of obsolete product line technology. Excluding these unusual charges, gross margin for 1998 would have been 47.5%. Gross margins on US Cardiology Systems products are generally lower than the Company's historic margins because such products are sold primarily through distributor sales channels at prices that are typically lower than those from sales to end users. The Company is continuing to develop its hospital sales channel for US Cardiology Systems products in order to capture higher gross margins from end user sales to that market. The Company's gross margin continues to be influenced by unfavorable foreign exchange rates and worldwide pricing pressures attributable to increased competition and changes in the healthcare environment. The Company believes that pressure on gross margin from aggressive worldwide competitive pricing will continue.

OPERATING EXPENSES
--------------------------------------------------------------------------------

          (dollars in millions)            1999       Change      1998       Change       1997
------------------------------------------------------------------------------------------------

Selling, general and administrative......  $94.4        3.4%      $91.3       14.8%      $  79.5
As a % of revenue........................   31.4%                  33.3%                   30.0%
------------------------------------------------------------------------------------------------

Research and development.................  $29.7       (3.3)%     $30.7       (2.8)%     $  31.6
As a % of revenue........................    9.9%                  11.2%                   11.9%
------------------------------------------------------------------------------------------------

Selling, general and administrative expenses increased 3.4% to $94.4 million in 1999 from $91.3 million in 1998. As a percentage of revenue, however, selling, general and administrative expenses decreased to 31.4% in 1999 from 33.3% in 1998. The growth in 1999 expenses was due primarily to higher variable selling expenses associated with increased revenue levels and increased customer service costs associated with providing Year 2000 fixes and upgrades to customers. During 1999, the Company changed life insurance carriers and coverage for its employees, resulting in the reversal of certain self-insurance liabilities, which had a favorable impact on selling, general and administrative expenses. In 1998, selling, general and administrative expenses increased by 14.8% over 1997 due to the consolidation of Spacelabs Burdick, including amortization of the related goodwill, for the entire year in 1998 as compared to 18 weeks in 1997. In addition, the economic conditions in certain international markets led to increased bad debt provisions in 1998.

The Company reduced research and development costs in 1999 to $29.7 million (9.9% of revenue) from $30.7 million (11.2% of revenue) in 1998. During 1999, the Company continued to invest in the development of an anesthesia delivery system and other future products and programs, including the Company's new hypertension-focused Internet Web site, lifeclinic.com. These expenditures were offset by cost reduction efforts initiated during the first half of 1998 and a continued focus on cost containment. The Company has not capitalized software development costs in its existing product line; however, the development of certain newer products may require such treatment in future periods. In 1998, research and development costs decreased 2.8% from 1997 due to certain cost reduction initiatives implemented during 1998.

SEGMENT PROFIT

---------------------------------------------------------------------------------------------
(dollars in millions)            1999         Change         1998         Change         1997
---------------------------------------------------------------------------------------------
Segment Profit:
  US Monitoring Systems.......  $41.8         44.3 %        $29.0        (16.2)%        $34.6
  US Cardiology Systems.......    3.5         (5.0)%          3.7        167.8 %          1.4
  International...............    7.4         (0.4)%          7.4        (50.0)%         14.7
  Consumer Health
     Management...............    2.3        (42.7)%          4.0        (15.5)%          4.8
---------------------------------------------------------------------------------------------
  Total segment profit........  $55.0         24.7 %        $44.1        (20.4)%        $55.5
                                =====                       =====                       =====
---------------------------------------------------------------------------------------------

The Company measures segment profit as operating income before research and development, restructuring charges, and certain unallocated corporate general and administrative expenses. During 1999, segment profit for the Company's US Monitoring Systems business increased 44.3% to $41.8 million from $29.0 million during 1998. The growth in the Company's segment profit, despite continued competitive pricing pressures, was primarily attributable to increased revenue, the realization of cost savings related to new generation products and cost reduction initiatives. The decline in 1998 US Monitoring Systems segment profit compared to 1997 was due to lower sales volumes as well as competitive pricing pressures.

US Cardiology Systems segment profit of $3.5 million in 1999 was down 5.0% from 1998 profit of $3.7 million, primarily the result of changes in product mix and competitive pricing pressures. US Cardiology segment profit increased in 1998 as a result of the inclusion of a full year of operations of this segment from the August 1997 acquisition of Spacelabs Burdick.

International segment profit was $7.4 million for both 1999 and 1998. As a percentage of international revenue, International segment profit declined to 8.4% in 1999 from 9.1% in 1998. Declining International profitability in both 1999 and 1998 is attributable to competitive pricing pressures in certain overseas markets exacerbated by the strength of the US dollar relative to other currencies.

Segment profit from the Consumer Health Management business was $2.3 million in 1999 compared to $4.0 million in 1998. The decline was due to a 10.8% decrease in revenue during 1999 and higher operating expenses associated with managing the network of kiosks.

IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with three 1997 acquisitions, the Company expensed $34.0 million representing purchased in-process research and development ("IPR&D") that had not yet reached technological feasibility and had no alternative future use. These expenditures were recognized as a period expense in accordance with Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. The value assigned to IPR&D for each of the acquisitions was determined by an independent appraiser using a discounted cash flow method. This involves estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present values. The discount rate includes a factor that is intended to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The resulting net cash flows were based on management's estimates of revenue, cost of sales, research and development costs, selling, general and administrative expenses, and income taxes from such projects.

Spacelabs Burdick. The Company assigned $21.4 million to IPR&D in the 1997 Spacelabs Burdick acquisition based upon research efforts in four technological areas. The estimated cost to be incurred to develop the IPR&D into commercially viable products was approximately $2.9 million in the aggregate through 2000. As of the end of 1999, the Company has continued development in all four IPR&D project areas. Research and development costs incurred from the date of acquisition through December 31, 1999, totaled approximately $2.4 million on these projects. Certain products in these areas became commercially available during 1998, substantially in line with original timing estimates. Revenues earned from the date of acquisition through December 31, 1999, totaled approximately $17.7 million from such products. The estimated costs still to be incurred to complete development of all the IPR&D products is approximately $2.1 million through 2001.

Advanced Medical Systems ("AMS"). The Company assigned $6.6 million to IPR&D in the 1997 acquisition of AMS, corresponding to research efforts in three technological areas. The estimated cost to be incurred to develop the IPR&D into commercially viable products was approximately $3.4 million in the aggregate through 2001. As of December 31, 1999, the development efforts in the acquired IPR&D areas were either completed or are still under development. Research and development costs incurred from the date of acquisition through December 31, 1999, totaled approximately $4.1 million on these projects. Products from two of the three areas became commercially available in 1997, substantially in line with original timing estimates. Revenues earned from the date of acquisition through December 31, 1999, totaled approximately $4.1 million from such products. The estimated costs still to be incurred to complete development of all the IPR&D products is approximately $0.2 million through 2001.

Ameritech Knowledge Data, Inc. ("AKD"). The $6.0 million value of IPR&D in the AKD acquisition related to two software projects: clinical data repository ("CDR") software and master participant index ("MPI") software. The cost to complete the development efforts on these projects was estimated to be approximately $2.5 million through 1999. Both the CDR and MPI projects were completed in 1998 and are being marketed as part of the Company's Intesys CIS software line. Actual research and development costs incurred subsequent to the acquisition date to complete these projects totaled approximately $0.8 million. Through December 31, 1999, the Company had generated approximately $4.7 million in revenue from the sale of these products.

If the IPR&D projects discussed above are not successfully developed, the revenue and profitability of the Company may be adversely affected in future periods. Additionally, the value of related intangible assets may become impaired.

RESTRUCTURING OF OPERATIONS

There were no restructuring charges taken by the Company in 1999. During the first half of 1998, the Company recorded charges totaling approximately $3.6 million associated with a restructuring program related to improving the Company's cost structure. The charges represent the cost of employee severance benefits and related expenditures for 86 employees, office closure costs associated with the elimination of two research offices and three sales offices, and related asset impairment charges. A summary of these charges follows:

                                       Employee       Other        Asset       Office
                                       Severance    Personnel    Impairment    Closure
                                       Benefits       Costs       Charges       Costs     Total
        (dollars in millions)          ---------    ---------    ----------    -------    ------
1998 charges.........................   $1,364       $1,224         $601        $370      $3,559
Utilized in 1998.....................    1,240        1,074          601         370       3,285
                                        ------       ------         ----        ----      ------
Liability at December 31, 1998.......      124          150           --          --         274
Utilized in 1999.....................      124          150           --          --         274
                                        ------       ------         ----        ----      ------
Remaining liability at December 31,
  1999...............................   $   --       $   --         $ --        $ --      $   --
                                        ======       ======         ====        ====      ======

As of December 31, 1999, 86 employees have separated in connection with the 1998 restructuring activities.

In conjunction with the 1997 acquisition of Spacelabs Burdick, the Company recorded a charge of $911,000 related to the restructuring of certain duplicative activities. The charges represent the cost of employee severance benefits ($212,000), asset impairment charges ($351,000) and other related expenses ($348,000). The liabilities associated with this program were settled in 1997 ($108,000) and 1998 ($803,000).

OTHER INCOME (EXPENSE)

---------------------------------------------------------------------------------------------
(dollars in millions)                                          1999         1998         1997
---------------------------------------------------------------------------------------------
Interest income.............................................  $ 0.4        $ 0.5        $ 1.4
---------------------------------------------------------------------------------------------
Interest expense............................................  $(4.9)       $(4.8)       $(2.3)
---------------------------------------------------------------------------------------------
Other income (expense), net.................................  $(1.1)       $10.8        $(0.6)
---------------------------------------------------------------------------------------------

Interest income in 1999 totaled $0.4 million compared to $0.5 million in 1998 and $1.4 million in 1997. The lower levels of interest income in both 1999 and 1998 were due to reductions in cash available for investment as the Company had used cash to minimize outstanding borrowings under revolving and term loan facilities associated with the August 1997 acquisition of Spacelabs Burdick.

Interest expense in 1999 increased to $4.9 million from $4.8 million in 1998 and $2.3 million in 1997. The increase in interest expense in 1999 was due to generally higher borrowing levels over 1998. The increase in interest expense in 1998 was principally due to a full year of interest expense on the loan used to finance the acquisition of Spacelabs Burdick.

Other expense in 1999 of $1.1 million is comprised primarily of losses from foreign currency fluctuations of $520,000 due to the strengthening of the US dollar against the currencies of the Company's foreign operations. Other income in 1998 includes a gain of $13.1 million from the sale of Physio Control International Corporation ("Physio") common stock. During the same period, the Company also incurred $2.1 million in charges primarily related to the write-down of certain other assets and recognized foreign currency gains totaling $363,000 as a result of the weakening of the US dollar against the currencies of the Company's foreign operations. Other income (expense) in 1997 included a loss from foreign currency fluctuations of $709,000.

TAXES AND NET INCOME

----------------------------------------------------------------------------------------------
(dollars in millions, except per-share data)                   1999         1998          1997
----------------------------------------------------------------------------------------------
Income taxes................................................  $ 5.3        $ 1.7        $  4.3
Effective tax rate..........................................   35.2%        38.0%            *
Net income (loss)...........................................  $ 9.8        $ 2.7        $(20.4)
Diluted net income (loss) per share.........................  $1.04        $0.29        $(2.13)
----------------------------------------------------------------------------------------------

* Not meaningful

The effective tax rate for 1999 was 35.2%, as compared to 38.0% in 1998. The decline in the effective tax rate reflects the Company's efforts to minimize its tax burden by implementing various tax strategies. Management expects the benefits of these tax strategies, several of which are one-time in nature, to be less favorable in subsequent years. The effective tax rate for 1997 was not meaningful due to the nondeductibility of certain acquired IPR&D charges. Excluding the impact of the IPR&D charges, the effective tax rates for 1997 was 36.7%. Management believes the Company's net deferred tax assets of $27.4 million at December 31, 1999, are more likely than not to be realized based on amounts available for carryback to previous taxable years, tax strategies involving the sale of appreciated property and future profitability expectations. Failure to meet future profitability expectations could result in increases to the valuation allowance for deferred tax assets.

As a result of the above factors, the Company reported net income of $9.8 million or $1.04 per share in 1999, compared to $2.7 million or $0.29 per share in 1998. The Company reported a net loss of $20.4 million or ($2.13) per share in 1997, due primarily to the impact of acquired IPR&D charges.

CAPITAL RESOURCES AND LIQUIDITY

---------------------------------------------------------------------------------------------------
                                                                                Dollar      Percent
(dollars in millions)                                     1999        1998      Change      Change
---------------------------------------------------------------------------------------------------
Cash and cash equivalents.............................  $  2.6      $  1.5      $ 1.1        74.6%
Working capital.......................................   136.0       120.6       15.4        12.8%
Long-term obligations.................................    66.1        65.1        1.0         1.5%
---------------------------------------------------------------------------------------------------

Cash and cash equivalents were $2.6 million at December 31, 1999, compared to $1.5 million as of December 31, 1998. Working capital was $136.0 million at December 31, 1999, up $15.4 million from December 31, 1998.

Operating activities provided $6.4 million in cash in 1999, compared to using $7.1 million in 1998. The improvement in cash provided by operating activities was due primarily to higher net income, offset in part by increases in accounts receivable and inventory. The increase in accounts receivable was attributable to higher revenue levels, although days sales outstanding improved during 1999. Inventories were increased to support Year 2000 customer update activity, product line expansion, the anticipated introduction of a new anesthesia delivery system and the Company's continued transition to a newer generation product line.

The Company invested $6.2 million in property, plant and equipment in 1999, compared to $8.3 million in 1998. Significant capital expenditures in 1999 included implementation and upgrade costs of Y2K-compliant financial software in the Company's international subsidiary locations and new service call tracking software. Management expects 2000 capital expenditures to be consistent with levels of recent years. Investing activities in 1998 included $13.1 million in cash generated from the sale of Physio common stock and $1.0 million from the sale of short-term investments.

Net borrowings under the Company's long-term revolving credit facility increased by $4.6 million during 1999. Short-term borrowings under the Company's international credit lines decreased by $2.0 million and the Company made scheduled principal payments of $0.8 million on other long-term debt during

1999. The Company also repurchased $0.4 million in treasury stock in 1999 related to the Company's stock repurchase programs authorized by the Board of Directors in 1995 and 1997. At December 31, 1999, approximately 848,600 shares remain authorized for repurchase under the programs. Shares acquired under the repurchase programs are being used to service the Company's various employee benefit plans and may be used for other purposes the Company deems appropriate.

The Company has a $75.0 million long-term credit facility with its primary lenders, consisting of a $45.0 million revolving component and a $30.0 million term component. The total outstanding balance of the facility may vary in amount through July 2000, over which time no principal repayments are required. The balance outstanding at the end of this period is repayable in 20 equal quarterly installments commencing in October 2000. The loan bears interest at margins over LIBOR and contains restrictive covenants. The Company was in compliance with such covenants at December 31, 1999. As of December 31, 1999, $24.6 million was outstanding under the revolving loan, $30.0 million was outstanding under the term loan and $20.4 million was available for future borrowings under the revolving loan, subject to compliance with certain loan covenants. In addition to the above, the Company has available a $5.0 million domestic line of credit and $6.2 million in foreign credit lines to meet the operating requirements of its international subsidiaries. Management is currently reviewing various alternatives with respect to refinancing or amending its $75.0 million credit facility. Possible alternatives include allowing the facility to enter its term phase and funding debt service with cash from operations and additional borrowings, as necessary; amending the agreement to extend the revolving period beyond July 2000; or replacing all or a portion of the facility. There is no guarantee that the Company will be able to amend or extend its existing agreement or that alternative financing will be available in amounts or at terms favorable to the Company. Should the Company be unsuccessful in refinancing or amending its long-term credit facility prior to July 2000, the Company could borrow all or part of the unused portion of the $45.0 million revolving component, subject to compliance with applicable loan covenants. Such borrowing could be used to fund the Company's short-term working capital needs and debt service requirements for an undetermined period of time until alternative sources of financing become available.

During 1999, the Company launched an Internet initiative called lifeclinic.com. Management believes additional financing will be required in order for the Company to fully take advantage of the opportunities presented by this venture. Management is currently in the process of selecting investment bankers to assist the Company in raising additional capital to fund development and commercial expansion of lifeclinic.com. There is no guarantee that the Company will be successful in raising the additional capital necessary to fully fund lifeclinic.com or that such capital will be available in amounts needed or at terms favorable to the Company. The inability of the Company to raise adequate capital for this venture could slow the planned development and deployment of the initiative, potentially decreasing future earnings of the Company.

YEAR 2000 ISSUES

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, Management does not expect any significant impact to the Company's ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll or financial closings at month, quarter or year end. Management believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 or similar issues. Management currently is not aware of any material Year 2000 or similar problems that have arisen for the Company's customers or suppliers.

The Company expended approximately $6.2 million on Year 2000 readiness efforts from 1998 to 1999. These efforts included replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating Year 2000 problems.

THE EURO CONVERSION

In January 1999, the European Central Bank assumed authority to direct monetary policy for certain participating countries in the European Union. During a transition period between January 1, 1999, and January 1, 2002, private parties may pay for goods and services using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. Beginning January 1, 2002, the participating countries will use only new euro-denominated bills and coins.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company will adopt the provisions of SAB 101 in the first quarter of 2000 and anticipates that such adoption will not have a material impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement was originally required to be adopted by the Company in fiscal year 2000. However, in June 1999, the FASB issued Statement 137, which delayed the effective date by one year. Statement 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for different types of hedging activities, including fair value hedges, cash flow hedges and hedges of foreign currency exposures. Although the Company has not fully assessed the impact of this pronouncement on its financial statements, its initial assessment is that Statement 133 will not have a material impact on the Company's financial position or results of operations.

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

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

Substantially all of the revenue and operating expenses of the Company's foreign subsidiaries are denominated in local currencies and translated into US dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation impacts primarily revenue and operating expenses as a result of foreign exchange rate fluctuations. Because the Company's inventories are manufactured in the United States, foreign currency fluctuations generally do not affect its cost of goods sold. The Company's foreign currency transaction risk is primarily limited to amounts receivable from its foreign subsidiaries, which are denominated in local currencies ($8.2 million and $6.3 million at December 31, 1999 and 1998, respectively). To minimize foreign currency transaction risk, the Company ensures that its foreign subsidiaries remit amounts to the US parent in a timely manner. Foreign country short-term borrowing facilities are utilized where necessary to ensure prompt payments. The Company does not currently utilize foreign currency hedging contracts.

If the US dollar uniformly increases in strength by 10% in 2000 relative to the currencies in which the Company's sales are denominated, income before taxes would decrease by $2.3 million for the year ending December 31, 2000 ($2.5 million for 1999). This calculation assumes 2000 foreign currency sales and expenses approximate those of 1999, that each exchange rate would change in the same direction relative to the US dollar and that amounts receivable from its foreign subsidiaries remains constant. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

INTEREST RATES

The Company's earnings are affected by changes in short-term interest rates as a result of its short-and long-term borrowings. To limit the potential effects of interest rate changes, the Company has entered into interest rate swap agreements to convert a portion of its variable interest rate debt into fixed rates. The Company does not enter into derivative or interest rate transactions for speculative purposes. At December 31, 1999, the Company's variable rate long-term debt totaled $66.5 million ($63.1 million at December 31, 1998) and variable rate short-term borrowings totaled $0.5 million ($2.7 million at December 31, 1998). The Company has interest rate swap agreements with a notional amount aggregating $42.0 million ($42.8 million at December 31, 1998), effectively converting $12.0 million and $30.0 million of its variable rate long-term debt to fixed rates of 6.66% and 7.07%, respectively.

If market interest rates average 2% more in 2000 than they did in 1999, the Company's interest expense, after considering the effects of its interest rate swap agreements, would increase, and income before income taxes would decrease by $0.5 million for 2000 ($0.5 million for 1999). These amounts are determined by considering the impact of hypothetical interest rates on the Company's outstanding borrowings as of December 31, 1999, giving consideration to its interest rate swap agreements, and does not consider changes in the actual level of borrowings that may occur subsequent to December 31, 1999. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment nor does it consider likely actions that management could take with respect to the Company's financial structure to mitigate the exposure to such a change.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            SPACELABS MEDICAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,   December 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (in thousands)
                                         ASSETS
Current assets
  Cash and cash equivalents.................................    $  2,562       $  1,467
  Trade receivables, net of allowance for doubtful accounts
     of $2,802 and $2,972...................................      85,399         82,575
  Inventories (Note 2)......................................      74,015         65,912
  Prepaid expenses..........................................       2,989          3,387
  Deferred income taxes (Note 7)............................      26,720         27,171
                                                                --------       --------
          Total current assets..............................     191,685        180,512
Property, plant and equipment, net (Note 3).................      64,310         65,146
Deferred income taxes (Note 7)..............................         656          1,558
Goodwill, net of accumulated amortization of $7,979 and
  $6,884....................................................      21,130         24,856
Other assets................................................      13,884         13,975
                                                                --------       --------
                                                                $291,665       $286,047
                                                                ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings (Note 4)............................    $    500       $  2,666
  Current portion of long-term obligations (Note 5).........       3,548            750
  Accounts payable..........................................      22,214         23,056
  Accrued expenses (Note 6).................................      23,408         25,003
  Deferred revenue..........................................       4,578          5,660
  Taxes on income...........................................       1,422          2,748
                                                                --------       --------
          Total current liabilities.........................      55,670         59,883
Long-term obligations (Note 5)..............................      66,108         65,143
Commitments and contingencies (Notes 5, 10, 11 and 12)......          --             --
Shareholders' equity (Notes 8 and 11):
  Preferred stock, $1.00 par value; authorized -- 6.0
     million shares; issued -- none.........................          --             --
  Common stock, $0.01 par value; authorized -- 50.0 million
     shares; issued -- 11.3 million; outstanding -- 9.5 and
     9.4 million shares.....................................         113            113
  Additional paid-in capital................................     100,189        100,690
  Common stock in treasury, at cost; 1.8 million shares.....     (39,845)       (41,239)
  Accumulated other comprehensive loss......................      (5,395)        (3,556)
  Retained earnings.........................................     114,825        105,013
                                                                --------       --------
          Total shareholders' equity........................     169,887        161,021
                                                                --------       --------
                                                                $291,665       $286,047
                                                                ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                            SPACELABS MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended
                                                       ------------------------------------------
                                                       December 31,   December 31,   December 26,
                                                           1999           1998           1997
                                                       ------------   ------------   ------------
                                                         (in thousands, except per-share data)
Revenue..............................................    $300,253       $274,240       $265,279
Cost of sales........................................     155,464        150,802        133,925
                                                         --------       --------       --------
Gross margin.........................................     144,789        123,438        131,354
                                                         --------       --------       --------
Operating expenses
  Selling, general and administrative................      94,382         91,266         79,475
  Research and development...........................      29,663         30,715         31,614
  Acquisition of in-process research and development
     (Note 16).......................................          --             --         33,967
  Restructuring of operations (Note 15)..............          --          3,559            911
                                                         --------       --------       --------
          Total operating expenses...................     124,045        125,540        145,967
                                                         --------       --------       --------
Income (loss) from operations........................      20,744         (2,102)       (14,613)
Other income (expense)
  Interest income....................................         383            470          1,435
  Interest expense (Note 5)..........................      (4,929)        (4,842)        (2,281)
  Other income (expense), net (Note 13)..............      (1,061)        10,847           (621)
                                                         --------       --------       --------
Income (loss) before income taxes (Note 7)...........      15,137          4,373        (16,080)
Income taxes (Note 7)................................       5,325          1,660          4,318
                                                         --------       --------       --------
Net income (loss)....................................    $  9,812       $  2,713       $(20,398)
                                                         ========       ========       ========
Basic net income (loss) per share (Note 9)...........    $   1.04       $   0.29       $  (2.13)
                                                         ========       ========       ========
Diluted net income (loss) per share (Note 9).........    $   1.04       $   0.29       $  (2.13)
                                                         ========       ========       ========
Weighted average common shares (Note 9)
  Basic..............................................       9,396          9,394          9,565
                                                         ========       ========       ========
  Diluted............................................       9,471          9,476          9,565
                                                         ========       ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                            SPACELABS MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended
                                                   --------------------------------------------
                                                   December 31,    December 31,    December 26,
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
                                                                  (in thousands)
Operating activities
  Net income (loss)..............................    $ 9,812         $  2,713        $(20,398)
  Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating
     activities
  Depreciation and amortization..................      9,626            9,953           9,399
     Gain on sale of marketable securities.......         --          (13,114)             --
     Acquired in-process research and
       development...............................         --               --           6,000
     Asset write-downs...........................         --            4,119              --
     Deferred income tax (benefit) provision.....      3,538           (1,801)            212
     Contribution to ISSOP 401(k) plan in common
       stock.....................................        868              681             706
     Changes in operating assets and liabilities
       Increase in trade receivables.............     (3,884)         (11,583)         (2,614)
       Increase in inventories...................     (8,943)          (5,526)           (369)
       (Increase) decrease in prepaid expenses...        375             (942)            297
       Increase (decrease) in accounts payable
          and accrued expenses...................     (2,402)           5,271          (5,071)
       Increase (decrease) in deferred revenue...     (1,196)           1,571             217
       Increase (decrease) in taxes on income....     (1,418)             720            (982)
     Other.......................................         41              806            (165)
                                                     -------         --------        --------
Cash provided (used) by operating activities.....      6,417           (7,132)        (12,768)
                                                     -------         --------        --------
Investing activities
  Investment in property, plant and equipment....     (6,187)          (8,334)         (9,615)
  Proceeds from sale of investment...............         --           13,135              --
  Proceeds from maturity of short-term
     investments.................................         --            1,023           5,206
  Business acquisitions, net of cash acquired and
     other investments...........................       (400)            (617)        (37,129)
  Other..........................................        107             (178)              5
                                                     -------         --------        --------
Cash provided (used) by investing activities.....     (6,480)           5,029         (41,533)
                                                     -------         --------        --------
Financing activities
  Increase (decrease) in short-term borrowings...     (2,015)           1,352           1,299
  Principal payments on long-term debt...........       (787)          (7,167)         (3,130)
  Proceeds from long-term debt...................      4,600               --          52,000
  Purchase of treasury stock.....................       (373)          (1,959)        (10,708)
  Exercise of stock options......................         67              247           1,122
                                                     -------         --------        --------
Cash provided (used) by financing activities.....      1,492           (7,527)         40,583
                                                     -------         --------        --------
Effect of exchange rate changes on cash..........       (334)            (814)           (205)
                                                     -------         --------        --------
Increase (decrease) in cash and cash
  equivalents....................................      1,095          (10,444)        (13,923)
Cash and cash equivalents at beginning of year...      1,467           11,911          25,834
                                                     -------         --------        --------
Cash and cash equivalents at end of year.........    $ 2,562         $  1,467        $ 11,911
                                                     =======         ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                            SPACELABS MEDICAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------
                                       Common Stock                    Common Stock       Accumulated
                                        Outstanding     Additional      In Treasury          Other                      Total
                                      ---------------    Paid-In     -----------------   Comprehensive   Retained   Shareholders'
                                      Shares   Amount    Capital     Shares    Amount    Income (Loss)   Earnings      Equity
---------------------------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 27, 1996..........  9,830     $113     $100,764    1,422    $(32,893)     $ 5,666      $122,698     $196,348
  Comprehensive loss:
    Net loss........................                                                                     (20,398)      (20,398)
    Foreign currency translation
      adjustment....................                                                         (2,645)                    (2,645)
    Unrealized gain on investment
      securities, net of tax effect
      of $20........................                                                             32                         32
                                                                                            -------      --------     --------
    Total comprehensive loss........                                                         (2,613)     (20,398)      (23,011)
    Exercise of stock options.......     64                  (191)     (64)      1,313                                   1,122
    Amortization of unearned
      compensation (Note 11)........                          412                                                          412
    Contribution of shares to ISSOP
      401(k) plan...................     33                   (59)     (33)        765                                     706
    Issuance of restricted shares...     34                  (787)     (34)        787                                      --
    Purchase of treasury shares.....   (491)                           491     (10,708)                                (10,708)
    Forfeitures of unearned
      compensation..................     (5)                  135        5        (135)                                     --
                                      -----     ----     --------    -----    --------      -------      --------     --------
Balance, December 26, 1997..........  9,465      113      100,274    1,787     (40,871)       3,053      102,300       164,869
  Comprehensive loss:
    Net income......................                                                                       2,713         2,713
    Foreign currency translation
      adjustment....................                                                           (217)                      (217)
    Realized gain on investment
      securities previously reported
      in comprehensive income, net
      of tax effect of $3,443.......                                                         (6,392)                    (6,392)
                                                                                            -------      --------     --------
    Total comprehensive loss........                                                         (6,609)       2,713        (3,896)
    Exercise of stock options.......     18                  (129)     (18)        376                                     247
    Amortization of unearned
      compensation (Note 11)........                          298                                                          298
    Contribution of shares to ISSOP
      401(k) plan...................     38                  (197)     (38)        878                                     681
    Issuance of restricted shares...     22                  (510)     (22)        510                                      --
    Purchase of treasury shares.....   (110)                           110      (1,959)                                 (1,959)
    Forfeitures of unearned
      compensation..................     (8)                  173        8        (173)                                     --
    Stock compensation tax
      benefits......................                          781                                                          781
                                      -----     ----     --------    -----    --------      -------      --------     --------
Balance, December 31, 1998..........  9,425      113      100,690    1,827     (41,239)      (3,556)     105,013       161,021
  Comprehensive income:
    Net income......................                                                                       9,812         9,812
    Foreign currency translation
      adjustment....................                                                         (1,839)                    (1,839)
                                                                                            -------      --------     --------
    Total comprehensive income......                                                         (1,839)       9,812         7,973
    Exercise of stock options.......     12                   (67)     (12)        134                                      67
    Amortization of unearned
      compensation (Note 11)........                          331                                                          331
    Contribution of shares to ISSOP
      401(k) plan...................     53                  (424)     (53)      1,292                                     868
    Issuance of restricted shares...     19                  (453)     (19)        453                                      --
    Purchase of treasury shares.....    (18)                            18        (373)                                   (373)
    Forfeitures of unearned
      compensation..................     (5)                  112        5        (112)                                     --
                                      -----     ----     --------    -----    --------      -------      --------     --------
Balance, December 31, 1999..........  9,486     $113     $100,189    1,766    $(39,845)     $(5,395)     $114,825     $169,887
                                      =====     ====     ========    =====    ========      =======      ========     ========

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

Cash Equivalents

All liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

Inventories

Inventories are valued at the lower of cost, as determined by the first-in, first-out method, or market (net realizable value).

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

Buildings...................................................  40 years
Machinery and equipment.....................................  3 - 10 years

Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. The Company continually evaluates the estimated useful lives of its property, plant and equipment and from time to time makes changes to these estimates based on experience and trends in utility. During 1998, the Company changed the estimated useful lives of certain machinery and equipment that resulted in a $329 decrease in depreciation expense from what would have been recorded under the old useful lives. During 1997, the Company made a similar change with respect to other machinery and equipment that resulted in a $750 decrease in depreciation expense from what would have been recorded under the old useful lives.

Goodwill and Other Assets

Goodwill is amortized using the straight-line method over 20 to 40 years. Other Assets includes trademarks, patents and other intangible assets that are being amortized using the straight-line

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

method over 5 to 40 years. Amortization of goodwill and other intangible assets was $1,331, $1,532 and $875 in 1999, 1998 and 1997, respectively, and is included in selling, general and administrative expense.

Foreign Currency

Revenue and expenses of the Company's international operations denominated in foreign currencies are translated to US dollars at average rates of exchange prevailing during the year. Assets and liabilities are translated at the exchange rates on the balance sheet date. Translation adjustments resulting from this process are accumulated and charged or credited to shareholders' equity. Gains and losses on foreign currency transactions are included in other income (expense), net.

Revenue Recognition

Revenue from the sale of equipment is generally recognized upon shipment. Revenue derived from equipment service contracts is deferred and recognized on a straight-line basis over the lives of the contracts. In accordance with AICPA Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), software revenue is divided into different elements based upon vendor-specific objective evidence. As specified in SOP 97-2, revenue from the sale of software licenses is either recognized upon shipment or on the percentage-of-completion method, depending on such factors as the extent and complexity of implementation required and whether significant payment terms are contingent upon completion of future milestones. Revenue from software implementation services is recognized as the services are provided. Software maintenance revenue is deferred and recognized on a straight-line basis over the life of the maintenance agreement.

Advertising Costs

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense totaled $1,633, $1,245 and $1,512 in 1999, 1998 and 1997, respectively.

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

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable, which reflect a broad customer base both nationally and internationally. The Company's trade accounts receivable were distributed geographically as follows:

                                                             1999     1998
                                                             ----     ----
North America.............................................    64%      63%
Europe....................................................    22%      22%
Asia-Pacific..............................................     6%       8%
Other.....................................................     8%       7%
                                                             ---      ---
                                                             100%     100%
                                                             ===      ===

As the Company continues to expand internationally, a greater portion of its receivables are expected to be with customers located in foreign countries. While the Company attempts to secure payments with banking instruments such as letters of credit, some export sales are transacted with credit terms, and therefore collection of receivables is affected by local economic conditions. Also, with respect to foreign export sales, collection may be more difficult in the event of default than in the US.

The Company frequently contracts for the sale of its products with hospital buying groups, proprietary hospital chains and US government agencies. These contracts can generate significant revenue, and the Company believes the loss of a major contract could have an adverse effect on its operations.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed on the basis of the weighted average number of shares outstanding for the year. Diluted net income per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method and consist of unexercised employee stock options and unvested restricted shares outstanding. Potential common shares were not taken into account in determining net loss per share in 1997 as their effect would have been anti-dilutive.

Stock-based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, permits a company to choose either a fair-value-based method or the Accounting Principles Board ("APB") Opinion 25 intrinsic-value-based method of accounting for employee stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair-value-based method had been applied in financial statements of companies that continue to account for such arrangements under APB Opinion 25. The

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

Company records employee stock-based compensation using the APB Opinion 25 intrinsic-value-based method.

Impairment of Long-lived Assets

The Company periodically assesses the recoverability of long-lived assets, including property, plant and equipment, goodwill and other intangible assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

2. INVENTORIES

                                                               1999       1998
                                                              -------    -------
Raw materials and components................................  $19,157    $18,067
Work in progress............................................    9,925     10,511
Finished products...........................................   21,762     18,468
Demonstration inventories...................................    6,243      5,502
Customer service parts and equipment........................   16,928     13,364
                                                              -------    -------
                                                              $74,015    $65,912
                                                              =======    =======

3. PROPERTY, PLANT AND EQUIPMENT

                                                               1999       1998
                                                              -------    -------
Land and improvements.......................................  $14,293    $14,293
Buildings...................................................   36,968     36,625
Leasehold improvements......................................      773      2,125
Machinery and equipment.....................................   83,829     76,886
                                                              -------    -------
                                                              135,863    129,929
Accumulated depreciation and amortization...................  (71,553)   (64,783)
                                                              -------    -------
                                                              $64,310    $65,146
                                                              =======    =======

4. SHORT-TERM BORROWINGS

At December 31, 1999, the Company had available an unsecured bank line of credit totaling $5,000 for issuances of letters of credit, banker's acceptances and performance bonds. There were no balances outstanding under this line at December 31, 1999, or December 31, 1998.

The Company has available for working capital purposes unsecured bank lines of credit maintained by various foreign subsidiaries aggregating $6,200 at December 31, 1999. The Company had drawn $500 and $2,666 under these lines at December 31, 1999 and 1998, respectively. The weighted average interest rate on these borrowings was 8.9% at December 31, 1999.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

5. LONG-TERM OBLIGATIONS

                                                               1999       1998
                                                              -------    -------
Unsecured bank debt.........................................  $12,000    $12,750
Unsecured term debt.........................................   30,000     30,000
Unsecured revolving bank debt...............................   24,540     20,340
Post-retirement benefits (Note 10)..........................    2,123      2,140
Other.......................................................      993        663
                                                              -------    -------
Total obligations...........................................   69,656     65,893
Less current portion........................................   (3,548)      (750)
                                                              -------    -------
                                                              $66,108    $65,143
                                                              =======    =======

The $12,000 unsecured bank debt bears monthly interest payable at a margin over the one-month LIBOR (7.22% at December 31, 1999). Principal on the note is due in monthly installments of $62.5 until December 7, 2002, at which time the remaining principal amount of $9,750 is due.

The Company has a $75,000 credit facility with its primary lenders. The facility consists of a $30,000 term loan and a $45,000 revolving line of credit. The total outstanding balance of the facility may vary in amount through July 2000, over which time no principal repayments are required. Amounts remaining unpaid on both the term and revolving components of the facility at the end of this period will be repayable in 20 equal quarterly installments commencing in October 2000. As of December 31, 1999, there was $30,000 outstanding on the term component, $24,540 outstanding on the revolving component and $20,460 available for future borrowings under the revolving debt, subject to compliance with certain loan covenants. Interest on the term debt is payable at a margin over the three-month LIBOR (6.58% at December 31, 1999). The revolving debt bears interest at margins over the primary lender's cost of funds (5.51% at December 31, 1999, for the first $35,000 in borrowings and 6.21% for amounts borrowed in excess of $35,000).

Restrictive terms of the bank debt agreements require that the Company maintain specified financial ratios and comply with certain other loan covenants. The Company was in compliance with these covenants at December 31, 1999.

To manage interest costs and risks associated with interest rate fluctuations on its long-term debt, the Company has entered into two interest rate swap agreements with one of its primary lenders. The first of such agreements, in the notional amount equivalent to the indebtedness, effectively exchanges the variable rate on the Company's 1995 long-term debt for a fixed rate of 6.66%. The swap agreement expires in 2002. The second agreement, in the notional amount equivalent to the principal balance of the $30,000 term debt, effectively exchanges the variable rate on this debt for a fixed rate of 7.065%. This swap agreement expires in 2005. The differential to be paid or received under either of the arrangements is accrued as interest rates change and is recognized as an increase or reduction to interest expense over the life of the agreements. The counterparty under the swap arrangements is a major financial institution and credit loss from counterparty nonperformance is not anticipated.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

Scheduled maturities of long-term debt at December 31, 1999, are as follows:

2000........................................................  $ 3,548
2001........................................................   11,739
2002........................................................   21,500
2003........................................................   11,013
2004........................................................   10,928
Thereafter..................................................    8,181
                                                              -------
                                                              $66,909
                                                              =======

6. ACCRUED EXPENSES

                                                               1999       1998
                                                              -------    -------
Salaries and other compensation.............................  $ 8,101    $ 7,375
Product warranty obligations................................    5,739      5,046
Employee benefit insurance liabilities......................      665      1,489
Restructuring of operations (Notes 15 and 16)...............      399      1,423
Sales and use taxes.........................................    1,385      2,322
Other.......................................................    7,119      7,348
                                                              -------    -------
                                                              $23,408    $25,003
                                                              =======    =======

During 1999, the Company changed life insurance carriers and coverage for its employees, resulting in the reversal of certain employee benefit insurance liabilities.

7. INCOME TAXES

The components of income (loss) before income taxes are:

                                                              1999       1998       1997
                                                             -------    ------    --------
US operations..............................................  $13,786    $4,690    $(15,676)
International operations...................................    1,351      (317)       (404)
                                                             -------    ------    --------
                                                             $15,137    $4,373    $(16,080)
                                                             =======    ======    ========

The provision (benefit) for income taxes consists of the following:

                                                               1999      1998       1997
                                                              ------    -------    ------
Current
  US federal................................................  $ (337)   $ 3,131    $3,727
  US state and local........................................     612        313       562
  International.............................................   1,512         17      (183)
Deferred....................................................   3,538     (1,801)      212
                                                              ------    -------    ------
                                                              $5,325    $ 1,660    $4,318
                                                              ======    =======    ======

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

Deferred income tax assets and liabilities consist of the following:

                                                               1999       1998
                                                              -------    -------
Deferred income tax assets:
  Inventory obsolescence provisions.........................  $12,173    $12,266
  Product warranty obligations..............................    1,955      1,565
  Net operating loss carryforwards..........................      519      3,264
  Deferred revenue..........................................    3,630      4,033
  Uniform inventory capitalization..........................    2,759      2,638
  Accrued compensation and benefits.........................    2,271      1,991
  Employee benefit insurance liabilities....................      263        547
  Allowance for doubtful accounts...........................      862        802
  Restructuring of operations...............................      140        530
  Unrealized loss on investment securities..................       --        350
  Depreciation and amortization.............................    1,738      1,878
  Other.....................................................    3,978      3,889
                                                              -------    -------
                                                               30,288     33,753
  Valuation allowance.......................................     (140)    (2,615)
                                                              -------    -------
                                                              $30,148    $31,138
                                                              =======    =======
Deferred income tax liabilities:
  Deferred gain on sale of building.........................  $   988    $ 1,009
  Depreciation and amortization.............................    1,784      1,400
                                                              -------    -------
                                                              $ 2,772    $ 2,409
                                                              =======    =======

The provision for income taxes differs from the amount of income tax determined by applying the applicable US statutory federal income tax rate to pretax income
(loss), as a result of the following:

                                                               1999       1998      1997
                                                              -------    ------    -------
Taxes at the US statutory rate..............................  $ 5,298    $1,531    $(5,628)
Increases (decreases) in taxes resulting from:
  State and local taxes.....................................      416       203        371
  International operations..................................      363      (399)      (163)
  Foreign sales corporation.................................   (1,137)     (629)      (518)
  Nondeductible amortization of goodwill....................      489       574        297
  Nondeductible in-process research and development.........       --        --      9,788
  Other, net................................................     (104)      380        171
                                                              -------    ------    -------
                                                              $ 5,325    $1,660    $ 4,318
                                                              =======    ======    =======

The valuation allowance for deferred tax assets decreased by $2,475 during 1999, whereas it had increased by $57 and $2,115 in 1998 and 1997, respectively. These changes primarily relate to net operating loss carryforwards generated or utilized by foreign operations and the 1997 acquisition of Spacelabs Burdick. Management believes the Company's net deferred tax assets at December 31, 1999, are more likely than not to be realized based on amounts available for carryback to previous years, tax strategies involving the sale of appreciated property and future profitability expectations. Failure to meet such profitability expectations could result in increases to the valuation allowance for deferred tax assets.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

During 1999, the Internal Revenue Service issued final regulations regarding the use of pre-acquisition net operating losses. These regulations allowed the Company to utilize $6,523 in pre-acquisition net operating losses of Spacelabs Burdick and reduced the related valuation allowance provided at the time of acquisition in the current year. Tax benefits from such utilization of net operating loss carryforwards associated with Spacelabs Burdick reduced the recorded goodwill balance rather than income taxes.

At December 31, 1999, the Company had net operating loss carryforwards for US federal tax purposes of approximately $1,369 resulting from a 1990 acquisition. These net operating loss carryforwards expire in 2004. At December 31, 1999, the Company had international net operating loss carryforwards for tax purposes of approximately $230, which contain carryforward periods ranging from five years to unlimited years.

Provision has not been made for US or additional foreign taxes on the undistributed earnings of the Company's foreign subsidiaries, which total approximately $1,825 at December 31, 1999. These earnings, which are expected to be reinvested, could become subject to additional tax if they were to be remitted as dividends, lent to the Company, or if the Company should sell its stock in these subsidiaries.

8. SHAREHOLDERS' EQUITY

Purchase of Treasury Shares

The Board of Directors authorized the repurchase of up to three million shares of the Company's common stock, subject to certain limitations and conditions. In addition, the Board of Directors has also approved odd-lot repurchase programs. The Company repurchased 18,000, 110,000 and 491,200 shares in 1999, 1998 and 1997, respectively. As of December 31, 1999, the Company had purchased 2,257,954 shares at a total cost of $50,431. The shares are used to service the Company's employee benefit plans and may be used for other purposes the Company deems appropriate.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

9. NET INCOME (LOSS) PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted per-share computations for net income (loss) in 1999, 1998 and 1997.

                                                                       Weighted
                                                                       Average
                                                                        Shares
                                                    Income/(loss)   (in thousands)   Income/(loss)
                                                     (Numerator)    (Denominator)      Per Share
                                                    -------------   --------------   -------------
1999
Basic net income per share........................    $  9,812          9,396           $ 1.04
                                                                                        ======
Effect of dilutive stock options and unvested
  restricted stock................................          --             75
                                                      --------          -----
Diluted net income per share......................    $  9,812          9,471           $ 1.04
                                                      ========          =====           ======
1998
Basic net income per share........................    $  2,713          9,394           $ 0.29
                                                                                        ======
Effect of dilutive stock options and unvested
  restricted stock................................          --             82
                                                      --------          -----
Diluted net income per share......................    $  2,713          9,476           $ 0.29
                                                      ========          =====           ======
1997
Basic and diluted net loss per share..............    $(20,398)         9,565           $(2.13)
                                                      ========          =====           ======

Stock options representing 2,532,525 and 1,459,350 potential shares for 1999 and 1998, respectively, were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares and their effect would be antidilutive. Stock options and unvested restricted stock representing 2,474,370 potential shares were not included in the computation of diluted loss per share for 1997, because the representative share increments would be antidilutive.

10. RETIREMENT PLANS

Pension and Post-Retirement Plans

Except for employees of the Company's Spacelabs Burdick operations, substantially all employees of the Company's US operations are covered under noncontributory defined benefit pension plans. The benefits under these plans are based on the employees' years of service and highest consecutive five-year average compensation. The Company also provides unfunded healthcare and life insurance benefits to certain retirees of its Spacelabs Burdick subsidiary. Current employees of the Company are not entitled to these benefits upon retirement.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

A summary of these plans is as follows:

                                                                                 Post-Retirement
                                                           Pension Benefits          Benefits
                                                          ------------------    ------------------
                                                           1999       1998       1999       1998
                                                          -------    -------    -------    -------
Change in benefit obligation:
  Benefit obligation at beginning of year...............  $25,974    $22,574    $ 2,166    $ 2,096
  Service cost..........................................    1,458      1,355         --         --
  Interest cost.........................................    1,755      1,600        147        173
  Actuarial (gain) loss.................................     (586)       (92)      (217)        26
  Change in assumptions.................................   (4,613)     1,115         --         --
  Benefits paid.........................................     (551)      (578)      (138)      (129)
                                                          -------    -------    -------    -------
  Benefit obligation at end of year.....................   23,437     25,974      1,958      2,166
                                                          -------    -------    -------    -------
Change in plan assets:
  Fair value of assets at beginning of year.............   21,828     19,950         --         --
  Actual return on plan assets..........................    3,870      1,668         --         --
  Employer contribution.................................    1,080        788        138        129
  Benefits paid.........................................     (551)      (578)      (138)      (129)
                                                          -------    -------    -------    -------
  Fair value of assets at end of year...................   26,227     21,828         --         --
                                                          -------    -------    -------    -------
Funded status...........................................    2,790     (4,146)    (1,958)    (2,166)
Unrecognized net actuarial (gain) loss..................   (2,872)     4,341       (165)        26
Unrecognized prior service cost.........................       --         70         --         --
                                                          -------    -------    -------    -------
Prepaid (accrued) benefit cost..........................  $   (82)   $   265    $(2,123)   $(2,140)
                                                          =======    =======    =======    =======
Weighted average assumptions:
  Discount rate.........................................     8.00%      7.00%      8.00%      7.00%
  Expected return on plan assets........................     9.00%      9.00%
  Rate of compensation increase.........................     5.50%      5.50%

For 1999, future benefit costs for the post-retirement plan were estimated assuming medical costs would increase at an 8.4% annual rate, with the rate decreasing for five years after 1999 until it reaches 5%, and remain constant thereafter.

                                                               1999       1998       1997
                                                              -------    -------    -------
Components of net periodic benefit costs:
Retirement plan:
  Service cost..............................................  $ 1,458    $ 1,355    $ 1,129
  Interest cost.............................................    1,755      1,600      1,398
  Expected return on plan assets............................   (1,972)    (1,816)    (1,611)
  Recognized net actuarial loss.............................      116         71         --
  Amortization of prior service cost........................       70        194        203
                                                              -------    -------    -------
Net periodic benefit cost...................................  $ 1,427    $ 1,404    $ 1,119
                                                              =======    =======    =======
Post-retirement plan:
  Net periodic benefit cost -- interest cost only...........  $   147    $   173    $    49
                                                              =======    =======    =======

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

A one-percentage point change in the assumed healthcare cost trend rate would have the following effects:

                                                              1% Increase    1% Decrease
                                                              -----------    -----------
Effect on total service and interest costs..................     $ 16           $ (14)
Effect on post-retirement benefit obligation................     $210           $(180)

ISSOP 401(k) Plan

Spacelabs Medical ISSOP 401(k) Plan: The Company maintains an Incentive Savings and Stock Ownership Plan for the majority of its full-time US resident employees with at least 60 days of service. Under the plan, participating employees may defer up to 16% of their pretax salary, but not more than statutory limits. The Company contributes, in Common Stock, fifty cents for each dollar contributed by a participant, provided the participant contribution does not exceed 6% of the employee's earnings. Matching contributions vest on a cumulative basis at 20% per year over a five-year period. Company contributions to the savings plan were $868, $681, and $706 in 1999, 1998 and 1997, respectively.

Spacelabs Burdick, Inc. 401(k) Savings Plan: Full-time employees of the Company's Spacelabs Burdick operations are not eligible to participate in the Spacelabs Medical ISSOP 401(k) Plan; however, they are entitled to participate in a separate 401(k) savings plan. Under the Spacelabs Burdick, Inc. 401(k) Savings Plan, participants may elect to defer up to 16% of their pretax salary, but not more than statutory limits. The Company contributes twenty-five cents for each dollar contributed by a participant, provided the participant contribution does not exceed 4% of the employee's earnings. Company contributions under the Spacelabs Burdick, Inc. 401(k) Savings Plan vest over a five-year period. The Company contributed $115, $106 and $33 to this plan in 1999, 1998 and 1997, respectively.

11. STOCK OPTION PLANS

At December 31, 1999, the Company had five stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans, under which no compensation cost has been recognized for its employee stock option awards. Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement of Financial Accounting Standards No. 123, and has been determined as if the Company had accounted for its employee stock options pursuant to the fair value method of that Statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                              1999    1998    1997
                                                              ----    ----    ----
Dividend yield..............................................    0%      0%      0%
Volatility..................................................   32%     32%     34%
Risk-free interest rate.....................................  5.2%    5.5%    6.3%
Expected life (years):
  Nonofficer Employee Plan..................................  4.0     4.0     4.4
  1992 Plan.................................................  4.0     6.8     5.2
  Director Plan.............................................  4.6     4.7     4.3

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

For purposes of pro forma disclosures, the estimated weighted average value of the options granted of $5.86, $6.54 and $9.20 per share during 1999, 1998 and 1997, respectively, is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                1999      1998       1997
                                                               ------    ------    --------
Net income/(loss)                        As reported.......    $9,812    $2,713    $(20,398)
                                         Pro forma.........    $8,416    $  430    $(23,482)
Basic net income/(loss) per share        As reported.......    $ 1.04    $ 0.29    $  (2.13)
                                         Pro forma.........    $ 0.90    $ 0.05    $  (2.45)
Diluted net income/(loss) per share      As reported.......    $ 1.04    $ 0.29    $  (2.13)
                                         Pro forma.........    $ 0.89    $ 0.05    $  (2.45)

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

At December 31, 1999, 351,054 shares were available for future grant under the 1992 Plan. In accordance with the replenishment formula, total shares available for future grant as of January 1, 2000, was 540,483. As of December 31, 1999, 349,451 shares were available for issuance on exercise of incentive stock options over the remaining term of the 1992 Plan, and 466,500 shares were available for restricted stock awards, stock grants and performance unit awards over the remaining term of the 1992 Plan.

Stock options and restricted shares granted under the 1992 Plan generally vest on a cumulative basis at 25% each year over a four-year period and have a maximum term of 10 years. Stock options are granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

THE 1992 STOCK OPTION AND DEFERRAL PLAN FOR NONEMPLOYEE DIRECTORS (THE "DIRECTOR PLAN"):

The Director Plan, as amended, provides for the grant of options to acquire up to a total of 150,000 shares of common stock to nonemployee directors. At December 31, 1999, options representing 60,500 shares were outstanding and 83,500 shares were available for future grant. Stock options granted under the Director Plan are generally exercisable on the day of the Annual Meeting next following the date of grant, if the optionee has continued to serve as a director until such meeting. The maximum term for options granted under the Director Plan is 5 years for those granted prior to 1996 and 10 years thereafter. All options are granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant.

THE SPACELABS MEDICAL, INC. 1992 ADJUSTMENT PLAN (THE "ADJUSTMENT PLAN"):

The Adjustment Plan was established in 1992. Under this plan, there are 77,894 stock options outstanding at December 31, 1999. Use of this plan for grant of stock options and other awards was terminated in 1992. All outstanding options under this plan are vested and have a maximum term of 10 years. The option with the longest remaining term expires in 2001.

THE 1993 NONOFFICER EMPLOYEE OPTION, STOCK APPRECIATION RIGHT, RESTRICTED STOCK, STOCK GRANT AND PERFORMANCE UNIT PLAN (THE "NONOFFICER EMPLOYEE PLAN"):

Under the Nonofficer Employee Plan, as amended, 1,800,000 shares of common stock were reserved for issuance upon the exercise of stock options at prices determined by the Company's Nonofficer Employee Plan Committee, for issuance of restricted shares for cash equal to the par value of the shares of common stock and for issuance upon the payment of the base price assigned to stock appreciation rights or performance unit awards. At December 31, 1999, 515,843 shares were available for future grant under the Nonofficer Employee Plan. Stock options and restricted shares granted under the Nonofficer Employee Plan generally vest on a cumulative basis at 25% per year over a four-year period and have a maximum term of 10 years.

THE MANAGEMENT INCENTIVE COMPENSATION PLAN (THE "MIC PLAN"):

The MIC Plan provides for the grant of incentive compensation awards to officers and key employees of the Company and its subsidiaries. Incentive compensation awards may be in cash, common stock or any combination thereof. Under the MIC Plan, 100,000 shares of common stock were reserved for issuance. At December 31, 1999, 78,200 shares are available for future grant under the MIC Plan.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

SUMMARY OF STOCK OPTION PLANS

A summary of options granted and outstanding is presented below:

                                                                            Weighted-
                                                                             Average
                                                                            Exercise
                                                                Shares        Price
                                                              ----------    ---------
Balance at December 27, 1996 (1,005,464 exercisable)........   1,743,298     $22.07
  Granted...................................................     969,700      22.42
  Exercised.................................................     (64,160)     17.49
  Canceled..................................................    (218,818)     23.65
                                                              ----------
Balance at December 26, 1997 (1,108,353 exercisable)........   2,430,020     $22.19
  Granted                                                      1,511,550      18.26
  Exercised.................................................     (17,838)     14.45
  Canceled..................................................  (1,296,421)     22.75
                                                              ----------
Balance at December 31, 1998 (981,502 exercisable)..........   2,627,311     $19.70
  Granted...................................................     501,050      17.46
  Exercised.................................................     (12,667)     11.51
  Canceled..................................................    (426,475)     18.05
                                                              ----------
Balance at December 31, 1999 (1,214,498 exercisable)........   2,689,219     $19.56
                                                              ==========

The following table summarizes information about stock options outstanding at December 31, 1999:

                                     Options Outstanding                   Options Exercisable
                         --------------------------------------------    ------------------------
                           Number                           Weighted-      Number       Weighted-
                         Outstanding     Weighted-Avg.        Avg.       Exercisable      Avg.
       Range of              at            Remaining        Exercise         at         Exercise
    Exercise Prices       12/31/99      Contractual Life      Price       12/31/99        Price
-----------------------  -----------    ----------------    ---------    -----------    ---------
$ 8.34 - $11.32........      57,394           0.9            $11.06          57,394      $11.06
 13.38 -  18.50........   1,431,650           3.9             16.98         340,802       17.08
 18.88 -  27.38........   1,200,175           5.9             23.05         816,302       23.35
                          ---------           ---            ------       ---------      ------
$ 8.34 - $27.38........   2,689,219           4.7            $19.56       1,214,498      $21.01
                          =========           ===            ======       =========      ======

The following table summarizes information about restricted shares:

                                                                     Shares
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Restricted Stock
Outstanding at beginning of year............................    45,375      44,350
Granted.....................................................    18,500      22,000
Vested......................................................   (12,375)    (13,475)
Canceled....................................................    (5,500)     (7,500)
                                                              --------    --------
Outstanding at end of year..................................    46,000      45,375
                                                              ========    ========
Weighted-average fair value of restricted shares granted
  during the year...........................................  $  17.32    $  19.10
                                                              ========    ========

Restricted shares are issued at par value. Unearned compensation of $374 in 1999 and $486 in 1998, representing the unamortized balance of the fair market value of the Company's common stock at the

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

date of grant, is amortized over the four-year vesting period. Amortization of restricted share compensation was $331, $298 and $386 in 1999, 1998 and 1997, respectively.

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain property and equipment under long-term operating leases expiring on various dates through 2016, some of which contain renewal options. Many of these leases contain clauses for escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Net annual rental expense under these leases was $5,380, $5,197 and $4,736 in 1999, 1998 and 1997, respectively.

Minimum aggregate future rentals are as follows:

2000........................................................  $ 4,686
2001........................................................    3,270
2002........................................................    1,873
2003........................................................      873
2004........................................................      803
Thereafter..................................................    4,233
                                                              -------
                                                              $15,738
                                                              =======

The Company leases certain property and office space to others under short-term operating leases expiring on various dates through 2002, some of which contain renewal options. Net rental income under these leases was $297 in 1999, $209 in 1998 and $216 in 1997.

Litigation

Various lawsuits and claims are pending against the Company. Although the outcome of such lawsuits and claims cannot be predicted with certainty, the disposition thereof will not, in the opinion of management both individually and in the aggregate, result in a material adverse effect on the Company's results of operations and financial position.

13. OTHER INCOME (EXPENSE)

During 1998, the Company realized gains totaling $13,113 related to the sale of its investment in Physio Control Corporation. Other income (expense) also included $2,128 in charges primarily related to the write-down of certain other assets.

Foreign currency exchange gains and losses consist of realized gains and losses on cash transactions involving various foreign currencies and unrealized gains and losses resulting from exchange rate fluctuations primarily affecting inter-company accounts. Net gains (losses) from foreign currency transactions included in other income (expense), net were ($520), $363 and ($709) in 1999, 1998 and 1997, respectively.

14. SEGMENT INFORMATION

The Company identifies its business segments based on management responsibility using a combination of products and geographic factors. The Company has four reportable segments: US Monitoring, US Cardiology, International and Consumer Health Management. The US Monitoring segment manu-

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

factures, markets, distributes and services patient monitoring devices and related supplies and clinical information systems ("CIS") throughout the United States. The US Cardiology segment manufactures, markets, distributes and services diagnostic cardiology devices and related supplies and CIS throughout the United States. The International segment distributes the Company's monitoring, CIS and cardiology products and related supplies to its subsidiaries and distributors outside of the United States. The Consumer Health Management segment manufactures, markets and distributes vital signs measurement kiosks throughout the United States. The Company also generates revenue by selling advertising space on the kiosks. In December 1999, the Consumer Health Management segment launched an Internet initiative to provide an Internet-enabled kiosk, health management Web site content and personal medical record database capabilities through its Lifeclinic.com Corporation subsidiary. Prior year information has been restated to present separate disclosure of the Consumer Health Management segment. The Company measures segment profit or loss as operating income less research and development, restructuring charges, acquisition of in-process research and development and certain unallocated corporate general and administrative expenses. The Company has no inter-segment revenue.

                                                          1999        1998          1997
                                                        --------    --------      --------
Revenue:
  US Monitoring.......................................  $154,814    $137,170      $145,988
  US Cardiology.......................................    43,730      40,222        13,636
  International.......................................    87,878      81,334        90,702
  Consumer Health Management..........................    13,831      15,514        14,953
                                                        --------    --------      --------
  Total revenue.......................................  $300,253    $274,240      $265,279
                                                        ========    ========      ========
Depreciation and amortization:
  US Monitoring.......................................  $  2,780    $  2,602      $  3,331
  US Cardiology.......................................       885       1,273           453
  International.......................................     1,107         938         1,172
  Consumer Health Management..........................     1,241         988           713
  Unallocated.........................................     3,613       4,152         3,730
                                                        --------    --------      --------
  Total depreciation and amortization.................  $  9,626    $  9,953      $  9,399
                                                        ========    ========      ========
Segment profit:
  US Monitoring.......................................  $ 41,854    $ 29,012      $ 34,641
  US Cardiology.......................................     3,487       3,672         1,371
  International.......................................     7,360       7,389        14,658
  Consumer Health Management..........................     2,330       4,069         4,813
                                                        --------    --------      --------
  Total segment profit................................  $ 55,031    $ 44,142      $ 55,483
                                                        ========    ========      ========

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

                                                          1999        1998          1997
                                                        --------    --------      --------
Reconciliation of segment profit to income (loss)
  before income taxes:
  Unallocated general and administrative expenses.....  $ (4,624)   $ (4,802)     $ (3,604)
  Unallocated cost of sales expenses..................        --      (7,168)(a)        --
  Research and development............................   (29,663)    (30,715)      (31,614)
  Restructuring and acquisition of in-process research
     and development..................................        --      (3,559)      (34,878)
  Other income (expense)..............................    (5,607)      6,475        (1,467)
                                                        --------    --------      --------
  Income (loss) before income taxes...................  $ 15,137    $  4,373      $(16,080)
                                                        ========    ========      ========

---------------
(a) Includes inventory and assets write-downs and accrual for year-2000 warranty issues.

                                                            1999        1998        1997
                                                          --------    --------    --------
Total assets:
  US Monitoring.........................................  $ 88,275    $ 81,010    $ 77,748
  US Cardiology.........................................    23,085      18,914      11,205
  International.........................................    66,753      64,197      59,960
  Consumer Health Management............................    10,363      10,167       8,191
  Unallocated...........................................   103,189     111,759     133,088
                                                          --------    --------    --------
  Total assets..........................................  $291,665    $286,047    $290,192
                                                          ========    ========    ========
Capital expenditures:
  US Monitoring.........................................  $  1,394    $  2,522    $  4,284
  US Cardiology.........................................       730       1,279         136
  International.........................................       544       1,078       2,222
  Consumer Health Management............................     1,813       2,634       1,670
  Unallocated...........................................     1,706         821       1,303
                                                          --------    --------    --------
  Total capital expenditures............................  $  6,187    $  8,334    $  9,615
                                                          ========    ========    ========

The following geographic information includes revenue based on product shipment destination and property, plant and equipment based on physical location:

                                                            1999        1998        1997
                                                          --------    --------    --------
Revenue:
  United States.........................................  $212,375    $192,906    $174,577
  Rest of world.........................................    87,878      81,334      90,702
                                                          --------    --------    --------
  Total.................................................  $300,253    $274,240    $265,279
                                                          ========    ========    ========
Property, plant and equipment, net:
  United States.........................................  $ 63,793    $ 64,346    $ 64,549
  Rest of world.........................................       517         800         785
                                                          --------    --------    --------
  Total.................................................  $ 64,310    $ 65,146    $ 65,334
                                                          ========    ========    ========
Net assets of international operations..................  $ 18,609    $ 20,727    $ 21,304
                                                          ========    ========    ========

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

15. RESTRUCTURING OF OPERATIONS

During 1998, the Company recorded charges totaling $3,559 associated with a restructuring program related to improving the Company's cost structure. The charges represent the cost of employee severance benefits and related expenditures for 86 employees, office closure and moving costs associated with the elimination of two research offices and three sales offices, and related asset impairment charges. A summary of these charges follows:

                                               Employee      Other       Asset      Office
                                               Severance   Personnel   Impairment   Closure
                                               Benefits      Costs      Charges      Costs    Total
                                               ---------   ---------   ----------   -------   ------
1998 charges.................................   $1,364      $1,224        $601       $370     $3,559
Utilized in 1998.............................    1,240       1,074         601        370      3,285
                                                ------      ------        ----       ----     ------
Liability at December 31, 1998...............   $  124      $  150        $ --       $ --     $  274
Utilized in 1999.............................      124         150          --         --        274
                                                ------      ------        ----       ----     ------
Remaining liability at December 31, 1999.....   $   --      $   --        $ --       $ --     $   --
                                                ======      ======        ====       ====     ======

As of December 31, 1999, 86 employees have separated in connection with the 1998 restructuring activities.

In conjunction with the 1997 acquisition of Spacelabs Burdick, the Company recorded a charge of $911 related to the restructuring of certain duplicative activities. The charges represent the cost of employee severance benefits of $212, asset impairment charges of $351 and other related expenses of $348. Liabilities associated with this program of $803 and $108 were settled in 1998 and 1997, respectively.

16. BUSINESS COMBINATIONS

In August 1997, the Company acquired for cash all the outstanding shares of common stock of Spacelabs Burdick. Spacelabs Burdick develops and manufactures diagnostic cardiology equipment in Wisconsin. The Spacelabs Burdick acquisition was recorded under the purchase method of accounting. Accordingly, the results of Spacelabs Burdick's operations from August 1997 are included in the Company's consolidated financial statements. The purchase price of $51,234, including acquisition costs, has been allocated to assets acquired and liabilities assumed based on their fair market value at the date of acquisition. The excess of the purchase price over the fair market value of the net identifiable tangible assets has been recorded as goodwill of $19,110 and other intangible assets of $6,698. Approximately $21,400 of the purchase price was allocated to in-process research and development ("IPR&D") in accordance with Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. Each IPR&D project identified at the time of the acquisition was evaluated as to its state of completion and its technological feasibility. Since the acquired IPR&D had not demonstrated technological feasibility and had no alternative future use, it was recognized as a period expense at the date of acquisition.

The value assigned to IPR&D was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present values. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. The resulting net cash flows were based on management's estimates of revenue, cost of sales, research and development costs, selling, general and administrative expenses and income taxes from such projects.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

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

                                        Employee      Other     Eliminate    Facility
                                        Severance   Personnel   Duplicate    Closure
                                        Benefits      Costs     Technology    Costs     Other   Total
                                        ---------   ---------   ----------   --------   -----   ------
Acquisition liability.................   $1,246      $1,254        $361        $809     $594    $4,264
Utilized in 1997......................       --          --          --          --       33        33
                                         ------      ------        ----        ----     ----    ------
Remaining liability at December 26,
  1997................................    1,246       1,254         361         809      561     4,231
Utilized in 1998......................      207         744          --         275      258     1,484
Liability adjustment..................      832         319         129         318       --     1,598
                                         ------      ------        ----        ----     ----    ------
Remaining liability at December 31,
  1998................................      207         191         232         216      303     1,149
Utilized in 1999......................      207          --          --         141      102       450
Liability adjustment..................       --         191          --          15       94       300
                                         ------      ------        ----        ----     ----    ------
Remaining liability at December 31,
  1999................................   $   --      $   --        $232        $ 60     $107    $  399
                                         ======      ======        ====        ====     ====    ======

During 1999 and 1998, the original accrual estimates decreased by $300 and $1,598, respectively, which resulted in corresponding decreases in goodwill. Any future decreases in the accrual estimates will likewise decrease goodwill, while increases in the original accrual estimate will be recorded as operating expenses.

The following unaudited pro forma financial information presents the combined results of operations of the Company and Spacelabs Burdick as if the acquisition had occurred as of the beginning of 1997 after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisition, in-process research and development and restructuring charges, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Spacelabs Burdick operated as a single entity during such periods.

                                                                1997
                                                              --------
Revenue.....................................................  $293,180
Net loss....................................................  $(24,247)
Basic and diluted net loss per share........................  $  (2.54)

The Company also acquired Advanced Medical Systems, Inc. ("AMS") and Ameritech Knowledge Data, Inc. ("AKD") in the first and third quarters of 1997, respectively. The aggregate purchase price of these two acquisitions, including acquisition costs, was $14,991 and the purchase method of accounting was used. The Company allocated $6,567 to IPR&D in the AMS acquisition and $6,000 to IPR&D in the AKD acquisition. The methodology and basis of allocation used to determine fair market value and acquired IPR&D in these two acquisitions were the same as those used in the Spacelabs Burdick purchase. Pro forma financial information has not been included for these two acquisitions because, exclusive of the impact of in-process research and development, they are not material to the Company's operations.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                                  1999                 1998
                                                           ------------------   ------------------
                                                           Carrying    Fair     Carrying    Fair
                                                            Amount     Value     Amount     Value
                                                           --------   -------   --------   -------
Cash and cash equivalents................................  $ 2,562    $ 2,562   $ 1,467    $ 1,467
Investments for which it is not practicable to estimate
  fair value.............................................  $ 5,043         --   $ 5,101         --
Long-term debt...........................................  $66,909    $66,909   $63,090    $63,090
Interest rate swap agreements............................       --    $   385        --    $(1,981)

Cash and Cash Equivalents: Due to their short-term nature, the carrying value of cash equivalents at December 31, 1999 and 1998, approximated fair value.

Investments: Investments for which it was not practicable to estimate the fair value consist primarily of the stock of two nonpublic companies. These investments are accounted for at historical cost.

Long-Term Debt: The carrying amount of the Company's long-term debt approximates its fair value as interest rates on the underlying debt instruments are variable in nature and tied to prevailing market rates.

Interest Rate Swap Agreements: The fair values of these agreements were based upon an estimate of the amount at which the agreements could be settled between the counterparties.

18. SUPPLEMENTAL CASH FLOW INFORMATION

The following provides additional information concerning cash flow activities:

                                                               1999      1998      1997
                                                              ------    ------    ------
Interest paid ($56 capitalized in 1998).....................  $4,761    $4,542    $1,577
                                                              ======    ======    ======
Income taxes paid...........................................  $3,086    $2,740    $4,854
                                                              ======    ======    ======
Non-cash investing and financing activities:
Tax benefit of stock option exercises.......................  $   --    $  781    $   --
                                                              ======    ======    ======

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                        Quarter
                                                     ---------------------------------------------
                                                     First     Second    Third    Fourth     Year
                                                     ------    ------    -----    ------    ------
                                                         (in millions, except per-share data)
1999
Revenue............................................  $ 70.4    $ 73.8    $75.0    $81.1     $300.3
Gross Margin.......................................    34.4      35.9     35.6     38.9      144.8
Income before income taxes.........................     2.7       4.0      3.8      4.6       15.1
Net income.........................................     1.8       2.6      2.4      3.0        9.8
Basic net income per share.........................  $ 0.19    $ 0.27    $0.26    $0.32     $ 1.04
Diluted net income per share.......................    0.19      0.27     0.26     0.32       1.04
1998
Revenue............................................  $ 66.5    $ 66.0    $67.5    $74.2     $274.2
Gross Margin.......................................    26.2      28.0     32.8     36.4      123.4
Income (loss) before income taxes..................    (1.4)     (0.5)     2.7      3.5        4.3
Net income (loss)..................................    (0.9)     (0.3)     1.7      2.2        2.7
Basic net income (loss) per share..................  $(0.09)   $(0.03)   $0.18    $0.23     $ 0.29
Diluted net income (loss) per share................   (0.09)    (0.03)    0.18     0.23       0.29

Significant events impacting 1998 quarterly results are discussed in Notes 13 and 15.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spacelabs Medical, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                      KPMG LLP

Seattle, Washington
February 3, 2000

                                  SCHEDULE II

                            SPACELABS MEDICAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                         Additions
                                                  -----------------------
                                     Balance at                Charged to                   Balance at
                                     Beginning    Charged to     Other                        End of
            Description              of Period     Expense      Accounts    Deductions(2)     Period
            -----------              ----------   ----------   ----------   -------------   ----------
Year ended December 31, 1999
  Valuation accounts deducted from
     assets:
  Allowance for doubtful
     accounts......................    $2,972        $270           --          $440          $2,802
                                       ======        ====         ====          ====          ======
Year ended December 31, 1998
  Valuation accounts deducted from
     assets:
  Allowance for doubtful
     accounts......................    $2,708        $951           --          $687          $2,972
                                       ======        ====         ====          ====          ======
Year ended December 26, 1997
  Valuation accounts deducted from
     assets:
  Allowance for doubtful
     accounts......................    $1,709        $241         $958(1)       $200          $2,708
                                       ======        ====         ====          ====          ======

---------------
(1) Includes $715 and $243 relating to the acquisitions of Spacelabs Burdick and AMS, respectively.

(2) Accounts charged off, net of recoveries.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

        ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information included in Part I, Item 4 of this report, the information required by Part III (Items 10-13) is set forth in Spacelabs Medical's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days of December 31, 1999. Such information is incorporated herein by reference and made a part hereof.

                                    PART IV
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT

     1. INDEX TO FINANCIAL STATEMENTS

       - Consolidated Balance Sheets as of December 31, 1999 and 1998

       - Consolidated Statements of Operation for each of the years in the three-year period ended December 31, 1999

       - Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1999

       - Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1999

       - Notes to Consolidated Financial Statements

     2. INDEX TO FINANCIAL STATEMENT SCHEDULES

       - Schedule II -- Valuation and Qualifying Accounts

     3. INDEX TO EXHIBITS

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
       *3.1    Certificate of Incorporation of Spacelabs Medical, Inc.
      ++3.2    Amended and Restated By-Laws of Spacelabs Medical, Inc.
       *4.1    Form of Rights Agreement dated as of June 26, 1992, between
               Spacelabs Medical, Inc. and First Chicago Trust Company of
               New York, as Rights Agent, which includes as Exhibit A the
               Certificate of Designation relating to the Series A
               Participating Cumulative Preferred Stock and as Exhibit B
               the form of Rights Certificate.
       *4.2    Form of Common Stock Certificate of Spacelabs Medical, Inc.
 (dd)++10.3    1992 Option, Stock Appreciation Right, Restricted Stock,
               Stock Grant and Performance Unit Plan of Spacelabs Medical,
               Inc., as amended and restated on May 10, 1995.
  (dd)*10.4    Spacelabs Medical, Inc. 1992 Adjustment Plan.
(dd)+++10.5    Stock Option and Deferral Plan for Nonemployee Directors, as
               amended and restated on October 30, 1998.
  (dd)*10.6    Management Incentive Compensation Plan of Spacelabs Medical,
               Inc.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    ***10.7    Amended and Restated Change of Control Agreement dated July
               24, 1998 between Spacelabs Medical, Inc. and Carl A.
               Lombardi.
      *10.16   Letter Agreement dated September 8, 1984, between Spacelabs
               Medical, Inc. and Technology Concepts Inc. and amendment
               thereto dated August 12, 1985.
      *10.17   Software OEM License Agreement dated January 20, 1984,
               between Spacelabs Medical, Inc. and Hunter & Ready, Inc.
      *10.18   Software Development and Production License Agreement
               between Spacelabs Medical, Inc. and Ready Systems
               Corporation.
++******10.19  1993 Nonofficer Employee Option, Stock Appreciation Right,
               Restricted Stock, Stock Grant and Performance Unit Plan of
               Spacelabs Medical, Inc.
      +10.20   Product Development and Purchase Agreement dated October 26,
               1991, between Spacelabs Medical, Inc. and General Scanning,
               Inc.
      +10.21   Development and Manufacturing Agreement dated February 11,
               1992, between Spacelabs Medical, Inc. and Wyse Technology,
               Inc.
     **10.22   VxWorks(TM)(2) Software License Agreement dated August 27,
               1991, as amended by amendments dated January 31, 1992, and
               April 24, 1992, between Spacelabs Medical, Inc. and Wind
               River Systems, Inc.
     **10.23   ASIC Design and Purchase Agreement between Spacelabs
               Medical, Inc. and LSI Logic Corporation signed by Spacelabs
               Medical, Inc. on March 9, 1992.
     ++10.27   Limited Liability Company Agreement of SMD Software, L.L.C.
               dated January 1, 1996, between Spacelabs Medical, Inc. and
               DSA Systems, Inc.
     ++10.28   Stock Purchase and Option Agreement dated February 10, 1995 by and among Spacelabs Medical, Inc., JRS Clinical
               Technologies, Inc. ("JRS") and certain of the shareholders of JRS.
    +++10.31   Loan Agreement among Spacelabs Medical, Inc. (California),
               Seattle-First National Bank and Spacelabs Medical, Inc.
               (Delaware) dated December 7, 1995, as amended and restated
               on July 16, 1997, October 16, 1997, and October 15, 1998.
     ++10.32   ISDA Master Agreement between Spacelabs Medical, Inc. and
               Seattle-First National Bank dated October 12, 1995.
    ***10.34   Agreement and Plan of Merger dated July 11, 1997, by and
               among Spacelabs Medical, Inc. (California), SLMD Acquisition
               Corporation, Burdick, Inc. and certain shareholders of
               Burdick, Inc.
   ****10.35   Change of Control Agreement dated July 24, 1998, between
               Spacelabs Medical, Inc. and James A. Richman.
   ****10.36   Change of Control Agreement dated July 24, 1998, between
               Spacelabs Medical, Inc. and Eugene V. DeFelice.
  *****10.37   Lease Agreement dated April 6, 1998, between Carl Ruedebusch
               LLC and Burdick, Inc.
    +++10.38   Modification, dated December 23, 1998, to Loan Agreement
               among Spacelabs Medical, Inc. (California), Seattle-First
               National Bank and Spacelabs Medical, Inc. (Delaware) dated
               December 7, 1995, as amended and restated.
   ++++10.39   Third amendment, dated March 15, 1999, to Amended and
               Restated Loan Agreement among Spacelabs Medical, Inc.
               (California), Seattle-First National Bank and Spacelabs
               Medical, Inc. (Delaware) dated December 7, 1995, as amended and restated.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   ++++10.40   First Amendment, dated May 7, 1999, to Rights Agreement
               between Spacelabs Medical, Inc. (Delaware) and First Chicago
               Trust Company of New York, as Rights Agent, dated June 26,
               1992.
  +++++10.41   Fourth amendment, dated August 27, 1999, to Amended and
               Restated Loan Agreement among Spacelabs Medical, Inc.
               (California), Seattle-First National Bank and Spacelabs
               Medical, Inc. (Delaware) dated December 7, 1995, as amended and restated.
       21.1    Subsidiaries of Spacelabs Medical, Inc.
       23.1    Consent of KPMG LLP.
       27.1    Financial Data Schedule

---------------
(2) VxWorks(TM) is a trademark of Wind River Systems, Inc.

      * Previously filed with, and incorporated herein by reference to, Registration Statement on Form S-1 of Spacelabs Medical, Inc., file No. 0-20083.

     ** Previously filed with, and incorporated herein by reference to, Annual
        Report on Form 10-K of Spacelabs Medical, Inc., File No. 0-20083, filed on March 22, 1995.

     *** Previously filed with, and incorporated herein by reference to Report on Form 8-K of Spacelabs Medical, Inc., filed on September 5, 1997.

   **** Previously filed with, and incorporated herein by reference to Quarterly
        Report on Form 10-Q of Spacelabs Medical, Inc., filed on August 10,
        1998.

  ***** Previously filed with, and incorporated herein by reference to Quarterly
        Report on Form 10-Q of Spacelabs Medical, Inc., filed on November 9,
        1998.

 ****** Previously filed with, and incorporated by reference to, Annual Report on Form 10-K of Spacelabs Medical, Inc., File No. 0-20083, filed on March 16, 1994.

      + Previously filed and incorporated by reference to, Amendment on Form
        10-K/A to Annual Report on Form 10-K of Spacelabs Medical, Inc., File No. 0-20083, filed on May 9, 1995.

     ++ Previously filed and incorporated by reference to Annual Report on Form
        10-K of Spacelabs Medical, Inc., File No. 0-020083, filed on March 22, 1996.

     +++ Previously filed and incorporated by reference to Annual Report on Form
         10-K of Spacelabs Medical, Inc., File No. 0-020083, filed on March 24, 1999.

   ++++ Previously filed with, and incorporated herein by reference to Quarterly
        Report on Form 10-Q of Spacelabs Medical, Inc., filed on May 18, 1999.

  +++++ Previously filed with, and incorporated herein by reference to Quarterly
        Report on Form 10-Q of Spacelabs Medical, Inc., filed on November 15, 1999.

   (dd) Indicates that the Exhibit is a Compensatory Plan or Agreement.

B. REPORTS ON FORM 8-K

None.

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


/s/ CARL A. LOMBARDI                      February 25,  /s/ THOMAS J. DUDLEY, D.B.A.              February 25,
----------------------------------------      2000      ----------------------------------------      2000
Carl A. Lombardi                                        Thomas J. Dudley, D.B.A.
Chairman of the Board and Chief                         Director
Executive Officer

/s/ JAMES A. RICHMAN                      February 25,  /s/ PHILLIP M. NUDELMAN, PH.D.            February 25,
----------------------------------------      2000      ----------------------------------------      2000
James A. Richman                                        Phillip M. Nudelman, Ph.D.
Vice President and Corporate Controller                 Director
(Principal Financial Officer)

/s/ GILBERT ANDERSON                      February 25,  /s/ HARVEY FEIGENBAUM, M.D.               February 25,
----------------------------------------      2000      ----------------------------------------      2000
Gilbert Anderson                                        Harvey Feigenbaum, M.D.
Director                                                Director

/s/ ANDREW R. NARA, M.D., PH.D.           February 25,  /s/ PETER H. VAN OPPEN                    February 25,
----------------------------------------      2000      ----------------------------------------      2000
Andrew R. Nara, M.D., Ph.D.                             Peter H. van Oppen
Director                                                Director