Form 10-Q
period 2000-04-01
SPACELABS MEDICAL INC
filed 2000-05-16
CIK 886142

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM_______ TO_______.

                         COMMISSION FILE NUMBER 0-20083

                          -----------------------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


      Common stock, par value $.01 per share: 9,519,753 shares outstanding as of April 28, 2000

================================================================================

                             SPACELABS MEDICAL, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000


                                TABLE OF CONTENTS


                                                                                              Page
                                                                                              ----
PART I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
             - April 1, 2000 (unaudited) and December 31, 1999..............................    2

         Condensed Consolidated Statements of Operations (unaudited)
             - Three Months Ended April 1, 2000 and April 3, 1999...........................    3

         Condensed Consolidated Statements of Cash Flows (unaudited)
             - Three Months Ended April 1, 2000 and April 3, 1999...........................    4

         Notes to Condensed Consolidated Financial Statements...............................    5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................   13

PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K ..................................................   15

PART I.

Item 1.  Financial Statements

                             SPACELABS MEDICAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   April 1,           December 31,
(in thousands)                                                       2000                  1999
--------------------------------------------------------------------------------------------------
                                                                 (unaudited)
                                   ASSETS
  Current assets
     Cash and cash equivalents .......................            $   4,740             $   2,562
     Receivables .....................................               65,117                85,399
     Inventories .....................................               79,609                74,015
     Refundable income taxes .........................                1,553                     -
     Prepaid expenses ................................                2,683                 2,989
     Deferred income taxes ...........................               26,783                26,720
                                                                  ---------             ---------
                 Total current assets ................              180,485               191,685

  Property, plant and equipment, net .................               63,145                64,310
  Deferred income taxes ..............................                  586                   656
  Other assets, net ..................................               34,608                35,014
                                                                  ---------             ---------
                                                                  $ 278,824             $ 291,665
                                                                  =========             =========
                    LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
     Short-term borrowings ...........................            $     960             $     500
     Current portion of long-term obligations ........                5,821                 3,548
     Accounts payable and accrued expenses ...........               41,814                45,622
     Deferred revenue ................................                4,435                 4,578
     Taxes on income .................................                    -                 1,422
                                                                  ---------             ---------
                  Total current liabilities ..........               53,030                55,670

  Long-term obligations ..............................               59,053                66,108

  Shareholders' equity
     Common stock and additional paid-in capital .....               99,937               100,302
     Treasury shares at cost .........................              (38,929)              (39,845)
     Accumulated other comprehensive loss ............               (6,073)               (5,395)
     Retained earnings ...............................              111,806               114,825
                                                                  ---------             ---------
             Total shareholders' equity ..............              166,741               169,887
                                                                  ---------             ---------
                                                                  $ 278,824             $ 291,665
                                                                  =========             =========
--------------------------------------------------------------------------------------------------
  Common shares outstanding ..........................                9,515                 9,486
                                                                  =========             =========

     See accompanying notes to condensed consolidated financial statements.


                                      (2)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended
                                                          ----------------------------------
                                                          April 1, 2000        April 3, 1999
(in thousands, except per share data)
--------------------------------------------------------------------------------------------
                                                                      (unaudited)
Revenue .........................................            $ 61,626             $ 70,311

Cost of sales ...................................              35,561               36,111
                                                             --------             --------
                                                             --------             --------

Gross margin ....................................              26,065               34,200
                                                             --------             --------

Operating expenses
     Selling, general and administrative ........              21,895               22,631
     Research and development ...................               7,206                7,311
                                                             --------             --------
                                                               29,101               29,942
                                                             --------             --------

Income (loss) from operations ...................              (3,036)               4,258

Other income (expense)
     Interest income ............................                  77                  130
     Interest expense ...........................              (1,307)              (1,232)
     Other expense, net .........................                (454)                (389)
                                                             --------             --------

Income (loss) before income taxes ...............              (4,720)               2,767

Provision (benefit) for income taxes ............              (1,701)                 985
                                                             --------             --------

Net income (loss) ...............................            $ (3,019)            $  1,782
                                                             ========             ========


Basic net income (loss) per share ...............            $  (0.32)            $   0.19
                                                             ========             ========

Diluted net income (loss) per share .............            $  (0.32)            $   0.19
                                                             ========             ========

Weighted average common shares outstanding -

     Basic ......................................               9,459                9,376
                                                             ========             ========
     Diluted ....................................               9,459                9,528
                                                             ========             ========

     See accompanying notes to condensed consolidated financial statements.


                                      (3)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Three Months Ended
                                                                                    -----------------------------
                                                                                    April 1,             April 3,
(in thousands)                                                                        2000                 1999
-----------------------------------------------------------------------------------------------------------------
                                                                                             (unaudited)
Operating activities
   Net income (loss) ...................................................            $ (3,019)            $  1,782
   Adjustments to reconcile net income (loss) to net cash provided by operating activities
       Depreciation and amortization ...................................               2,537                2,551
       Deferred income tax (benefit) provision .........................                 (17)               1,153
       Contribution to ISSOP 401(k) plan in common stock ...............                 222                  186
       Changes in operating assets and liabilities
          Decrease in receivables ......................................              20,042                5,357
          Increase in inventories ......................................              (6,047)              (2,869)
          Decrease in prepaid expenses .................................                 302                  175
          Decrease in accounts payable and accrued expenses ............              (3,735)                (843)
          Decrease in deferred revenue .................................                (119)                (836)
          Decrease in taxes on income ..................................              (2,992)              (1,742)
       Other ...........................................................                   4                   66
                                                                                    --------             --------
Net cash provided by operating activities ..............................               7,178                4,980
                                                                                    --------             --------

Investing activities
   Investment in property, plant and equipment .........................                (980)              (2,755)
   Other ...............................................................                   -                 (184)
                                                                                    --------             --------
Net cash used by investing activities ..................................                (980)              (2,939)
                                                                                    --------             --------

Effect of exchange rate changes on cash ................................                 (44)                 192
                                                                                    --------             --------

Financing activities
   Increase (decrease) in short-term borrowings ........................                 480                 (968)
   Borrowings against (principal payments on) long-term debt, net ......              (4,744)               3,980
   Purchase of treasury stock ..........................................                   -                 (371)
   Exercise of stock options ...........................................                 288                   10
                                                                                    --------             --------
Net cash provided (used) by financing activities .......................              (3,976)               2,651
                                                                                    --------             --------

Increase in cash and cash equivalents ..................................               2,178                4,884
Cash and cash equivalents at beginning of period .......................               2,562                1,467
                                                                                    --------             --------

Cash and cash equivalents at end of period .............................            $  4,740             $  6,351
                                                                                    ========             ========

     See accompanying notes to condensed consolidated financial statements.


                                      (4)

                             SPACELABS MEDICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of Spacelabs Medical, Inc. and its subsidiaries, collectively referred to as the "Company." The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

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


2.    Inventories


                                                           -----------------------------
                                                           April 1,         December 31,
        (in thousands)                                       2000              1999
        ----------------------------------------           -----------------------------
        Raw materials and components ...........            $18,429            $18,662
        Work in process ........................             12,992              9,925
        Finished products ......................             25,198             22,981
        Demonstration inventories ..............              7,896              7,226
        Customer service parts and equipment ...             15,094             15,221
                                                            -------            -------
                                                            $79,609            $74,015
                                                            =======            =======



                                      (5)

3.    Net Income (Loss) per Share

      Basic net income (loss) per share is based on the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the effect of dilutive potential common shares outstanding, consisting of stock options and unvested restricted shares, using the treasury stock method. For the first quarter of 2000, unexercised stock options representing the potential rights to 2,888,151 shares are excluded from the diluted calculation as their effects would be antidilutive. For the first quarter of 1999, unexercised, out-of-the-money stock options representing potential rights to 1,344,975 shares are excluded as their effects would be antidilutive. The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share calculations for the first quarters of 2000 and 1999.


                                                                                       Weighted
                                                                                        Average
                                                                 Income / (loss)        Shares         Income / (loss)
      (In thousands, except per share data)                        (Numerator)       (Denominator)        Per Share
      ---------------------------------------------------        ---------------     -------------     ---------------
      Three months ended April 1, 2000:

            Basic and diluted net loss per share ........            $(3,019)              9,459            $(0.32)
                                                                     =======               =====            ======
        Three months ended April 3, 1999:

            Basic net income per share ..................            $ 1,782               9,376            $ 0.19
                                                                                                            ======
            Effect of dilutive stock options and unvested
              restricted stock ..........................                 --                 152
                                                                     -------               -----
            Diluted net income per share ................            $ 1,782               9,528            $ 0.19
                                                                     =======               =====            ======





                                      (6)

4.    Business Segments

      The Company identifies its business segments based on management responsibility using a combination of product and geographic factors. The Company has four reporting segments: US Monitoring Systems, US Cardiology Systems, International and Consumer Health Management. Segment profit is measured as operating income less research and development, and certain unallocated corporate general and administrative expenses. The Company has no intersegment revenue.

                                                                                               Three Months Ended
                                                                                          -----------------------------
                                                                                           April 1,            April 3,
        (in thousands)                                                                       2000                 1999
        ---------------------------------------------------------------------------------------------------------------
        Revenue:
            US Monitoring Systems ...............................................         $ 28,253             $ 36,119
            US Cardiology Systems ...............................................           10,189                9,492
            International .......................................................           19,798               20,925
            Consumer Health Management ..........................................            3,386                3,775
                                                                                          --------             --------
            Total revenue .......................................................         $ 61,626             $ 70,311
                                                                                          ========             ========


        Segment Profit:
            US Monitoring Systems ...............................................         $  3,176             $  9,763
            US Cardiology Systems ...............................................              374                  207
            International .......................................................            1,557                2,037
            Consumer Health Management ..........................................              291                  809
                                                                                          --------             --------

            Total segment profit ................................................         $  5,398             $ 12,816

        Reconciliation of segment profit to income (loss) before income taxes:
             Unallocated general and administrative expenses ....................         $ (1,228)            $ (1,247)
             Research and development ...........................................           (7,206)              (7,311)
             Other expense ......................................................           (1,684)              (1,491)
                                                                                          --------             --------
             Income (loss) before income taxes ..................................         $ (4,720)            $  2,767
                                                                                          ========             ========


5.    Comprehensive Income (Loss)

      Comprehensive income refers to the total change in equity during a period except those changes that result from investments by owners and distributions to owners. Comprehensive income includes net income as well as an other comprehensive income (loss) component comprised of certain revenues, expenses, gains and losses that under generally accepted accounting principles are reflected in shareholders' equity but excluded from the determination of net income. The Company has segregated the total accumulated other comprehensive income (specifically, accumulated foreign currency translation adjustments) from the other components of shareholders' equity in the accompanying Condensed Consolidated Balance Sheets.



                                      (7)

      Comprehensive income (loss) for the three month periods ended April 1, 2000 and April 3, 1999, are detailed below:

                                                                       Three Months Ended
                                                                  ----------------------------
                                                                  April 1,            April 3,
        (in thousands)                                              2000                1999
        -------------------------------------------------         ----------------------------
        Net income (loss) ...............................         $(3,019)            $ 1,782
        Other comprehensive income (loss), net of tax:
            Foreign currency translation adjustments ....            (678)             (1,050)
                                                                  =======             =======
        Comprehensive income (loss), net of tax .........         $(3,697)            $   732
                                                                  =======             =======


6.    Commitments and Contingencies

      In March 2000, the Company received a $2.2 million payment demand from a financing company with respect to a recourse agreement for certain equipment sold to a South American customer in 1998. The Company has established an allowance and has rights of offset totaling approximately $1.6 million with respect to this matter. Because of uncertainties with respect to the ultimate outcome of this matter, including the disposition of the underlying collateral, no additional amounts have been accrued as of April 1, 2000.

7.    Supplemental Cash Flow Information

      The following provides additional information concerning cash flow activities:

                                        Three Months Ended
                                    ----------------------------
                                    April 1,            April 3,
        (in thousands)                2000              1999
        -------------------------   ----------------------------
        Interest paid ...........    $1,364            $1,777
                                     ======            ======

        Income taxes paid .......    $3,117            $2,395
                                     ======            ======




                                      (8)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS

                                                         -----------------------------------------------------------------------
                                                                                    Three months ended
                                                         -----------------------------------------------------------------------
                                                           April 1,             April 3,              Dollar             Percent
(dollars in millions, except per share data)                2000                  1999                Change             Change
--------------------------------------------------------------------------------------------------------------------------------
Revenue .....................................            $   61.6              $   70.3             $   (8.7)            (12.4%)

Gross margin ................................                26.1                  34.2                 (8.1)            (23.8%)
  As a % of revenue .........................                42.3%                 48.6%

Operating expenses:
    Selling, general and administrative .....                21.9                  22.6                 (0.7)             (3.3%)
       As a % of revenue ....................                35.5%                 32.2%

     Research and development ...............                 7.2                   7.3                 (0.1)             (1.4%)
       As a % of revenue ....................                11.7%                 10.4%

Provision (benefit) for income taxes ........                (1.7)                  1.0                 (2.7)           (272.7%)
  Effective tax rate ........................                36.0%                 35.6%

Net income (loss) ...........................            $   (3.0)             $    1.8             $   (4.8)           (269.4%)

Basic and diluted net income (loss) per share            $  (0.32)             $   0.19             $  (0.51)           (268.4%)
--------------------------------------------------------------------------------------------------------------------------------


Revenue

Worldwide revenue for the first quarter of 2000 was $61.6 million, a decrease of 12.4% when compared to the same quarter last year.

Total US revenue decreased 15.3% to $41.8 million from $49.4 million in the first quarter of 1999. Current quarter US Monitoring Systems revenue decreased 21.8% to $28.3 million as compared to $36.1 million during the same quarter a year ago. The Company believes the decrease in US Monitoring Systems revenue was a result of soft market conditions in the first quarter of 2000. Factors contributing to this market condition appear to include reduction in Medicare reimbursement, lingering Year 2000 ramifications and the potential of negative impact from the Health Insurance Portability and Accountability Act (HIPAA). Current quarter US Cardiology Systems revenue increased 7.3% to $10.2 million from $9.5 million during the first quarter of 1999 as a result of growth in the physicians' office market.

International revenue, including export sales, declined by 5.4% to $19.8 million, or 32.1% of total revenue, in the first quarter of 2000 as compared to $20.9 million, or 29.8% of total revenue, in the first quarter of 1999. International revenues were negatively impacted by delays in receiving letters of credit from certain customers and the strengthening US dollar relative to other currencies.

The Company's ability to produce consistent future revenue growth is, to a certain extent, dependent on its backlog of currently shippable orders. Backlog is subject to seasonal variations and there is no guarantee that the Company will have sufficient backlog in any given quarter to meet its revenue objectives. In addition, international revenue has historically been subject to a higher degree of uncertainty from quarter to quarter than US revenue due to the need for foreign government approvals, more complex financing arrangements, greater variability in the financial stability of the customers, and instability of currencies in parts of the world.


                                      (9)

Gross Margin

Gross margin was 42.3% of revenue in the first quarter of 2000 as compared to 48.6% during the corresponding quarter in 1999. The decline in gross margin is a result of the impact of decreased revenue relative to the fixed-cost components of the Company's gross margin-related expenses; a lower proportion of revenue from the US Monitoring segment, which typically carries higher gross margins; competitive pricing pressure; and continuing strengthening of the US dollar relative to other currencies. The Company believes that pressure on gross margin from aggressive worldwide competitive pricing will continue in the foreseeable future.

Operating Expenses

Selling, general and administrative expenses improved by $0.7 million, or 3.3%, in the first quarter of 2000 to $21.9 million compared to $22.6 million in the first quarter of 1999. This was largely due to continued efforts to control fixed costs as well as a decrease in variable selling expenses associated with decreased revenues. Selling, general and administrative expenses represented 35.5% of current period revenue as compared to 32.2% during the same period a year ago.

Research and development expenses were $7.2 million in the first quarter of 2000 compared to $7.3 million in the same period a year ago. On-going investments in the development of an anesthesia delivery system and other future products and programs, including the Company's hypertension-focused Internet Web site, lifeclinic.com, were offset by the results of cost containment efforts.

Segment Profit

The Company measures segment profit as operating income before research and development, and certain unallocated corporate general and administrative expenses. The Company's US Monitoring Systems segment experienced a $6.6 million or 67.5% decrease in segment profit to $3.2 million during the first quarter of 2000 from $9.8 million during the first quarter of 1999. The decline in segment profit was primarily attributable to a decrease in US Monitoring Systems revenue.

US Cardiology Systems segment profit increased $0.2 million in the first quarter of 2000 to $0.4 million from $0.2 million during the first quarter of 1999. The improvement in segment profitability was primarily due to revenue growth.

Segment profit for the Company's International business unit declined to $1.6 million during the first quarter of 2000 compared to $2.0 million during the first quarter of 1999. The decrease was primarily volume related, attributable to a decline in first quarter segment revenue.

Other Income (Expense)

Interest expense for the first quarter of 2000 was approximately $1.3 million, a 6.1% increase from the same period of 1999. The increase was due primarily to higher average interest rates on the Company's floating-rate debt. Interest income was approximately $77,000 for the first quarter of 2000 compared to $130,000 during the first quarter of 1999. The Company recognized a $338,000 loss from foreign currency exchange rate fluctuations in the first quarter of 2000 as compared to a $329,000 loss during the same quarter a year ago. Exchange rate losses in both periods reflect the impact of the strengthening US dollar against the currencies of the Company's foreign operations.



                                      (10)

Taxes and Net Income (Loss)

The effective tax rate for the first quarter of 2000 was 36.0% as compared to 35.6% during the same period in 1999. The increase in the effective tax rate reflects the benefit of one-time tax strategies the Company implemented in 1999.

As a result of the above factors, the Company reported a net loss of $3.0 million or $0.32 per share during the first quarter of 2000 as compared to net income of $1.8 million or $0.19 per share during the same period a year ago.



                          CAPITAL RESOURCES & LIQUIDITY

                                               ----------------------------------------------------------------
                                               April 1,        December 31,         Dollar             Percent
(dollars in millions)                           2000              1999              Change              Change
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents ..........            $  4.7            $  2.6            $  2.1               85.0%

Working capital ....................             127.5             136.0              (8.5)              (6.3%)

Long-term obligations ..............              59.1              66.1              (7.1)             (10.7%)

Shareholders' equity ...............             166.7             169.9              (3.1)              (1.9%)

---------------------------------------------------------------------------------------------------------------


As of April 1, 2000, cash and cash equivalents totaled $4.7 million compared to $2.6 million at December 31, 1999. The increase in cash is attributable to the receipt of customer payments near the end of the quarter that, due to the timing of their receipt, were not used to reduce the Company's outstanding long-term debt. Working capital decreased by $8.5 million during the period to $127.5 million due to a decrease in accounts receivable that was partially offset by the aforementioned increase in cash and cash equivalents and increases in inventories and refundable income taxes.

During the first quarter of 2000, the Company generated $7.2 million in cash from operations as compared to $5.0 million during the same period a year ago. The primary source of operating cash was a $20.0 million reduction in accounts receivable, reflecting both increased collections and lower revenues in the first quarter of 2000 as compared to the fourth quarter of 1999. Significant operating uses of cash during the first quarter of 2000 included an increase in inventories as a result of lower than anticipated shippable orders and a decrease in accounts payable and accrued expenses.

Capital expenditures in the first quarter of 2000 totaled $1.0 million compared to $2.8 million during the first quarter of 1999. Management expects capital expenditures for the full year 2000 to be at approximately the same level as 1999.



                                      (11)

During the first quarter of 2000, the Company reduced its long-term borrowings by $4.7 million compared to an increase of $4.0 million in the same period of 1999. Financing activities in the first quarter of 2000 also included an increase of $0.5 million in short-term borrowings under the Company's international lines of credit and $0.3 million in proceeds from the exercise of stock options. In the first quarter of 1999, the Company reduced its short-term borrowings by $1.0 million and used $0.4 million to repurchase common stock.

As of April 1, 2000, approximately 848,600 shares remain authorized for repurchase under the share repurchase programs approved by the Company's Board of Directors in 1995 and 1997. Shares acquired under the repurchase programs are being used to service the Company's various employee benefit plans and may be used for other purposes the Company deems appropriate.

As of April 1, 2000, the Company had approximately $24.3 million available for future borrowings under its $75.0 million long-term credit facility; an unsecured bank line of credit totaling $5.0 million for issuances of letters of credit, banker's acceptances and performance bonds; and approximately $5.1 million available under several small international credit lines used to meet the operating requirements of its international subsidiaries.

The Company's primary source of funds is its $75.0 million long-term credit facility consisting of a $45.0 million revolving component and a $30.0 million term component. The total outstanding balance of the facility may vary in amount through July 2000, over which time no principal repayments are required. The balance outstanding at the end of this period is repayable in 20 equal quarterly installments commencing in October 2000. The Company is currently reviewing various alternatives with respect to refinancing or amending its credit facilities. There is no guarantee that the Company will be able to amend or extend its existing agreements or that alternative financing will be available in amounts or at terms favorable to the Company. Should the Company be unsuccessful in refinancing its long-term credit facility prior to July 2000, the Company could borrow all or part of the unused portion of the $45.0 million revolving component, subject to compliance with applicable loan covenants. Such borrowings could be used to fund the Company's short-term working capital needs and debt service requirements for an undetermined period of time until alternative sources of financing become available.

During the first quarter of 2000 the Company selected an investment banker to assist in raising additional capital to fund the development and commercial expansion of lifeclinic.com, an Internet initiative launched during 1999. There is no guarantee that the Company will be successful in raising the additional capital necessary to fully fund lifeclinic.com or that such capital will be available in amounts needed or at terms favorable to the Company. The inability of the Company to raise adequate capital for this venture could slow the planned development and deployment of the initiative, potentially decreasing future earnings and liquidity of the Company.

The Euro Conversion

In January 1999 the European Central Bank assumed authority to direct monetary policy for certain participating countries in the European Union. During a transition period ending January 1, 2002, private parties may pay for goods and services using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. Beginning January 1, 2002 the participating countries will only use new euro-denominated bills and coins.



                                      (12)

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

Recent Accounting Developments

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN No. 44 will be effective July 1, 2000, however, certain of the conclusions included in the Interpretation apply to events occurring after December 15, 1998 or January 12, 2000. The Interpretation includes guidance on the accounting treatment for modifications to the exercise prices of stock option awards, the definition of an employee for purposes of determining eligibility to apply APB No. 25 and related issues. Management does not believe the adoption of FIN No. 44 will have a material impact on Company's financial position or results of operations.

Forward Looking Information

Statements that are not based on historical facts are forward-looking statements subject to uncertainties and risks, including, but not limited to, product and service demand and acceptance, adverse economic conditions, adverse exchange rate fluctuations and political risks, the impact of competition on pricing, adverse impact of excess customer purchases in 1999 in anticipation of Year 2000, adverse impact of HIPAA and other legislation and regulatory development, capacity and supply constraints or difficulties, the failure to achieve product development objectives, and other risks detailed in this document and other of the Company's Securities and Exchange Commission filings.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Substantially all of the revenue and operating expenses of the Company's foreign subsidiaries are denominated in local currencies and translated into US dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation impacts primarily revenue and operating expenses as a result of foreign exchange rate fluctuations. Because the Company's inventories are manufactured in the United States, foreign currency fluctuations generally do not affect its cost of goods sold. The Company's foreign currency transaction risk is primarily limited to current amounts receivable from its foreign subsidiaries, which are denominated in local currencies (approximately $6.3 million at April 1, 2000). To minimize foreign currency transaction risk, the Company ensures that its foreign subsidiaries remit amounts to the US parent in a timely manner. Foreign country short-term borrowing facilities are utilized where necessary to ensure prompt payments. The Company does not currently utilize foreign currency hedging contracts.

Interest Rates

The Company's earnings are affected by changes in short-term interest rates as a result of its short and long-term borrowings. To limit the potential effects of interest rate changes, the Company has entered into interest rate swap agreements to convert a portion of its variable interest rate debt into


                                      (13)
fixed rates. The Company does not enter into derivative or interest rate transactions for speculative purposes. At April 1, 2000, the Company's variable rate long-term debt totaled $61.8 million and variable rate short-term borrowings totaled $1.0 million. The Company has interest rate swap agreements with a notional amount aggregating $42.5 million, effectively converting $12.5 million and $30.0 million of its variable rate long-term debt to fixed rates of 6.66% and 7.07%, respectively.







                                      (14)

PART II.

Item 6.  Exhibits and Reports on Form 8-K


         Exhibits:

               Number          Description
               ------          -----------
                3.2            Amended and Restated By-Laws of Spacelabs
                               Medical, Inc.

               10.42           Audit Committee Charter

                27.1           Financial Data Schedule

There were no reports on Form 8-K filed during the three months ended April 1, 2000.




                                      (15)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SPACELABS MEDICAL, INC.
                                                    (Registrant)



DATE:  May 15, 2000

                                           BY: /s/ Carl A. Lombardi
                                              ----------------------------------
                                              Carl A. Lombardi

                                              Chairman of the Board and
                                              Chief Executive Officer



                                           BY: /s/ James A. Richman
                                              ----------------------------------
                                              James A. Richman

                                              Vice President and
                                              Corporate Controller





                                      (16)

                             SPACELABS MEDICAL, INC.

                                  EXHIBIT INDEX


Exhibits:

    Number              Description
    ------              -----------
      3.2               Amended and Restated By-Laws of Spacelabs Medical, Inc.

     10.42              Audit Committee Charter

     27.1               Financial Data Schedule









                                      (17)