Form 10-Q
period 2000-07-01
SPACELABS MEDICAL INC
filed 2000-08-14
CIK 886142

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

                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM TO ________ to ________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


      Common stock, par value $.01 per share: 9,536,736 shares outstanding as of July 28, 2000

================================================================================

                             SPACELABS MEDICAL, INC.

                                    FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000


                                TABLE OF CONTENTS


                                                                                            Page
                                                                                            ----
PART I.   Financial Information

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets
              - July 1, 2000 (unaudited) and December 31, 1999.............................    2
          Condensed Consolidated Statements of Operations (unaudited)
              - Three and Six Months Ended July 1, 2000 and July 3, 1999...................    3
          Condensed Consolidated Statements of Cash Flows (unaudited)
              - Six Months Ended July 1, 2000 and July 3, 1999.............................    4
          Notes to Condensed Consolidated Financial Statements.............................    5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................................    9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................   15

PART II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders..............................   16

Item 6.   Exhibits and Reports on Form 8-K.................................................   16

PART I.

Item 1.  Financial Statements

                             SPACELABS MEDICAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          --------------------------
                                                            July 1,     December 31,
  (in thousands)                                             2000          1999
  ----------------------------------------------------------------------------------
                                                         (unaudited)
                                 ASSETS
Current assets
   Cash and cash equivalents .......................      $   3,603       $   2,562
   Receivables .....................................         59,708          85,399
   Inventories .....................................         85,709          74,015
   Refundable income taxes .........................          3,817               -
   Prepaid expenses ................................          1,683           2,989
   Deferred income taxes ...........................         26,174          26,720
                                                          ---------       ---------
               Total current assets ................        180,694         191,685

Property, plant and equipment, net .................         61,981          64,310
Deferred income taxes ..............................            657             656
Other assets, net ..................................         34,134          35,014
                                                          ---------       ---------
                                                          $ 277,466       $ 291,665
                                                          =========       =========
                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Short-term borrowings ...........................      $   2,778       $     500
   Current portion of long-term obligations ........          9,078           3,548
   Accounts payable and accrued expenses ...........         38,115          45,622
   Deferred revenue ................................          3,908           4,578
   Taxes on income .................................              -           1,422
                                                          ---------       ---------
                Total current liabilities ..........         53,879          55,670

Long-term obligations ..............................         60,654          66,108

Shareholders' equity
   Common stock and additional paid-in capital .....         99,867         100,302
   Treasury shares at cost .........................        (38,574)        (39,845)
   Accumulated other comprehensive loss ............         (7,012)         (5,395)
   Retained earnings ...............................        108,652         114,825
                                                          ---------       ---------
         Total shareholders' equity ................        162,933         169,887
                                                          ---------       ---------
                                                          $ 277,466       $ 291,665
                                                          =========       =========

  ---------------------------------------------------------------------------------

  Common shares outstanding.........................          9,529           9,486
                                                          =========       =========

     See accompanying notes to condensed consolidated financial statements.



                                       (2)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended              Six Months Ended
                                                  --------------------------------------------------------
                                                   July 1,         July 3,         July 1,         July 3,
(in thousands, except per share data)               2000            1999            2000            1999
----------------------------------------------------------------------------------------------------------
                                                                         (unaudited)
Revenue ....................................      $  57,494       $  73,843       $ 119,120       $ 144,154

Cost of Sales ..............................         33,247          38,128          68,808          74,239
                                                  ---------       ---------       ---------       ---------

Gross margin ...............................         24,247          35,715          50,312          69,915
                                                  ---------       ---------       ---------       ---------

Operating expenses
    Selling, general and administrative ....         21,245          23,009          43,140          45,640
    Research and development ...............          6,598           7,523          13,804          14,834
                                                  ---------       ---------       ---------       ---------
                                                     27,843          30,532          56,944          60,474
                                                  ---------       ---------       ---------       ---------
Income (loss) from operations ..............         (3,596)          5,183          (6,632)          9,441

Other income (expense)
    Interest income ........................            345              69             422             199
    Interest expense .......................         (1,371)         (1,184)         (2,678)         (2,416)
    Other expense, net .....................           (340)           (105)           (794)           (494)
                                                  ---------       ---------       ---------       ---------
Income (loss) before income taxes ..........         (4,962)          3,963          (9,682)          6,730

Provision (benefit) for income taxes .......         (1,810)          1,399          (3,511)          2,384
                                                  ---------       ---------       ---------       ---------
Net income (loss) ..........................      $  (3,152)      $   2,564       $  (6,171)      $   4,346
                                                  =========       =========       =========       =========

Basic net income (loss) per share ..........      $   (0.33)      $    0.27       $   (0.65)      $    0.46
                                                  =========       =========       =========       =========

Diluted net income (loss) per share ........      $   (0.33)      $    0.27       $   (0.65)      $    0.46
                                                  =========       =========       =========       =========
Weighted average common shares outstanding -
    Basic ..................................          9,483           9,387           9,471           9,381
                                                  =========       =========       =========       =========
    Diluted ................................          9,483           9,436           9,471           9,483
                                                  =========       =========       =========       =========



     See accompanying notes to condensed consolidated financial statements.



                                       (3)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended
                                                                        -------------------------
                                                                         July 1,         July 3,
(in thousands)                                                            2000           1999
-------------------------------------------------------------------------------------------------
                                                                               (unaudited)
Operating activities
   Net income (loss) .............................................      $ (6,171)      $  4,346

   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
      Depreciation and amortization ..............................         4,759          5,085
      Deferred income tax provision ..............................           494          1,303
      Contribution to ISSOP 401(k) plan in common stock ..........           438            403
      Changes in operating assets and liabilities
         Decrease in receivables .................................        24,838            280
         Increase in inventories .................................       (12,822)        (6,530)
         Decrease in prepaid expenses ............................         1,283            714
         (Decrease) increase in accounts payable and accrued
            expenses .............................................        (7,291)           199
         Decrease in deferred revenue ............................          (616)        (1,199)
         Decrease in taxes on income .............................        (5,282)        (1,174)
      Other ......................................................           220           (122)
                                                                        --------       --------
Net cash provided by (used in) operating activities ..............          (150)         3,305
                                                                        --------       --------
Investing activities
   Investment in property, plant and equipment ...................        (1,702)        (4,179)
   Other .........................................................            17           (113)
                                                                        --------       --------
Net cash used by investing activities ............................        (1,685)        (4,292)
                                                                        --------       --------
Effect of exchange rate changes on cash ..........................           130             (5)
                                                                        --------       --------
Financing activities
   Increase (decrease) in short-term borrowings ..................         2,374         (1,402)
   Borrowings against long-term debt, net ........................            85          6,568
   Purchase of treasury stock ....................................             -           (371)
   Exercise of stock options .....................................           287             11
                                                                        --------       --------
Net cash provided by financing activities ........................         2,746          4,806
                                                                        --------       --------
Increase in cash and cash equivalents ............................         1,041          3,814
Cash and cash equivalents at beginning of period .................         2,562          1,467
                                                                        --------       --------
Cash and cash equivalents at end of period .......................      $  3,603       $  5,281
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


2.   Inventories


                                                     ------------------------
                                                      July 1,    December 31,
            (in thousands)                             2000         1999
            --------------------------------------   -----------------------
            Raw materials and components .........    $19,947      $18,662
            Work in process ......................     15,314        9,925
            Finished products ....................     27,661       22,981
            Demonstration inventories ............      7,400        7,226
            Customer service parts and equipment..     15,387       15,221
                                                      -------      -------
                                                      $85,709      $74,015
                                                      =======      =======



                                       (5)

3.   Net Income (Loss) per Share

     Basic net income (loss) per share is based on the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the effect of dilutive potential common shares outstanding, consisting of stock options and unvested restricted shares, using the treasury stock method. For the three and six month periods ended July 1, 2000, unexercised stock options representing the potential rights to 2,804,271 shares are excluded from the diluted calculation as their effects would be antidilutive. For the three and six month periods ended July 3, 1999, unexercised, out-of-the-money stock options representing potential rights to 2,660,325 shares and 1,800,225 shares, respectively, are excluded as their effects would be antidilutive. The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share calculations on a quarter and year-to-date basis in 2000 and 1999.


                                                             Weighted
                                                Income/       Average      Income/
                                                 (loss)       Shares       (loss)
   (In thousands, except per share data)       (Numerator)  (Denominator)  Per Share
-----------------------------------------      -------------------------------------
Three months ended July 1, 2000:
   Basic and diluted net loss per share..      $(3,152)        9,483      $(0.33)
                                               =======         =====      ======
Three months ended July 3, 1999:
   Basic net income per share ...........      $ 2,564         9,387      $ 0.27
                                                                          ======
   Effect of dilutive stock options and
     unvested restricted stock ..........            -            49
                                               -------         -----
   Diluted net income per share .........      $ 2,564         9,436      $ 0.27
                                               =======         =====      ======
Six months ended July 1, 2000:
   Basic and diluted net loss per share..      $(6,171)        9,471      $(0.65)
                                               =======         =====      ======

Six months ended July 3, 1999:
   Basic net income per share ...........      $ 4,346         9,381      $ 0.46
                                                                          ======
   Effect of dilutive stock options and
     unvested restricted stock ..........            -           102
                                               -------         -----
   Diluted net income per share .........      $ 4,346         9,483      $ 0.46
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

                                                     Three Months Ended               Six Months Ended
                                                  -------------------------       --------------------------
                                                   July 1,         July 3,         July 1,         July 3,
(in thousands)                                      2000            1999            2000            1999
--------------------------------------------      ---------       ---------       ---------       ---------
Revenue:
    US Monitoring ..........................      $  27,004       $  38,185       $  55,257       $  74,304
    US Cardiology ..........................          8,978          10,968          19,167          20,460
    International ..........................         18,576          21,966          38,374          42,891
    Consumer Health Management .............          2,936           2,724           6,322           6,499
                                                  ---------       ---------       ---------       ---------
    Total Revenue ..........................      $  57,494       $  73,843       $ 119,120       $ 144,154
                                                  =========       =========       =========       =========
Segment Profit (loss):
    US Monitoring ..........................      $   3,712       $  10,500       $   6,888       $  20,263
    US Cardiology ..........................           (191)          1,219             183           1,426
    International ..........................          1,004           2,298           2,561           4,335
    Consumer Health Management .............           (406)             20            (115)            829
                                                  ---------       ---------       ---------       ---------
        Total Segment Profit ...............      $   4,119       $  14,037       $   9,517       $  26,853

Reconciliation of segment profit to
  income (loss) before income taxes:
    Unallocated general and
      administrative expenses ..............      $  (1,117)      $  (1,331)      $  (2,345)      $  (2,578)
    Research and development ...............         (6,598)         (7,523)        (13,804)        (14,834)
    Other expense ..........................         (1,366)         (1,220)         (3,050)         (2,711)
                                                  ---------       ---------       ---------       ---------
         Income (loss) before income taxes .      $  (4,962)      $   3,963       $  (9,682)      $   6,730
                                                  =========       =========       =========       =========


5.   Comprehensive Income (Loss)

     Comprehensive income (loss) refers to the total change in equity during a period except those changes that result from investments by owners and distributions to owners. Comprehensive income (loss) includes net income
     (loss) as well as a component comprised of certain revenues, expenses, gains and losses that under generally accepted accounting principles are reflected in shareholders' equity but excluded from the determination of net income. The Company has segregated the total accumulated other comprehensive income (specifically, accumulated foreign currency translation adjustments) from the other components of shareholders' equity in the accompanying Condensed Consolidated Balance Sheets.



                                       (7)

     Comprehensive income (loss) for the three and six month periods ended July 1, 2000 and July 3, 1999, are detailed below:

                                                   Three Months Ended        Six Months Ended
                                                 ----------------------   ------------------------
                                                   July 1,      July 3,      July 1,       July 3,
(in thousands)                                      2000         1999         2000          1999
-------------------------------------------      ------------ ---------   ----------- ------------
Net income (loss) ..........................     $(3,152)      $ 2,564       $(6,171)      $ 4,346

Other comprehensive loss, net of tax:
  Foreign currency translation adjustments..        (939)         (403)       (1,617)       (1,453)
                                                 -------       -------       -------       -------
Comprehensive income (loss), net of tax ....     $(4,091)      $ 2,161       $(7,788)      $ 2,893
                                                 =======       =======       =======       =======


6.  Commitments and Contingencies

    In March 2000, the Company received a $2.2 million payment demand from a financing company with respect to a recourse agreement for certain equipment sold to a South American customer in 1998. The Company has established an allowance and has rights of offset totaling approximately $1.6 million with respect to this matter. Because of uncertainties with respect to the ultimate outcome of this matter, including the disposition of the underlying collateral, no additional amounts have been accrued as of July 1, 2000.


7.  Long-term Debt

    In June 2000, the Company obtained a binding commitment from its banks to amend its $75.0 million long-term credit facility. The amended terms include an extension of the revolving period of the $45.0 million component from July 2000 to July 2005, at which time the note is due in full; an extension of the revolving period of the $30 million component from July 2000 to July 2001, at which time the note converts to a term loan repayable in 20 quarterly installments, commencing October 2001; and amendment of certain financial covenants. The interest rate on the amended facility will range from 150 basis points over LIBOR to 250 basis points over LIBOR, based on certain performance criteria. The credit facility will be collateralized by a first security interest in accounts receivable and inventory and a deed of trust on the Company's headquarters real estate. In addition to the amendments to the $75.0 million credit facility, the maturity date of the Company's $11.6 million term loan was amended to extend the final maturity date from December 2002 to December 2003. The interest rate on this loan will be 150 basis points over LIBOR. The Company expects to complete the loan amendments in August 2000.


8.  Supplemental Cash Flow Information

    The following provides additional information concerning cash flow activities:

                                                         Three Months Ended      Six Months Ended
                                                       ----------------------- ----------------------
                                                        July 1,     July 3,     July 1,     July 3,
     (in thousands)                                       2000        1999        2000       1999
     ------------------------------------------------  ----------- ----------- ----------- ----------
     Interest paid...................................    $  1,186    $  1,143    $  2,550   $  2,920
                                                       =========== =========== =========== ==========

     Income taxes paid (refunded)....................    $  (571)     $   295    $  2,546   $  2,690
                                                       =========== =========== =========== ==========



                                       (8)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

                                                  ---------------------------------------    --------------------------------------
                                                            Three months ended                         Six months ended
                                                  ---------------------------------------    --------------------------------------
                                                   July 1,   July 3,   Dollar    Percent     July 1,  July 3,     Dollar    Percent
(dollars in  millions, except per share data)       2000      1999     Change    Change       2000     1999       Change     Change
-----------------------------------------------------------------------------------------------------------------------------------
Revenue ......................................      $57.5      $73.8   $(16.3)    (22.1%)    $119.1   $144.2     $(25.0)   (17.4%)

Gross margin .................................       24.2       35.7    (11.5)    (32.1%)      50.3     69.9      (19.6)   (28.0%)
  As a % of revenue ..........................       42.2%      48.4%                          42.2%    48.5%

Operating expenses:
   Selling, general and administrative........       21.2       23.0     (1.8)     (7.7%)      43.1     45.6       (2.5)    (5.5%)
     As a % of revenue .......................       37.0%      31.2%                          36.2%    31.7%

   Research and development ..................        6.6        7.5     (0.9)    (12.3%)      13.8     14.8       (1.0)    (6.9%)
     As a % of revenue .......................       11.5%      10.2%                          11.6%    10.3%

Other expense, net ...........................        1.4        1.2      0.1      12.0%        3.1      2.7        0.3     12.5%
  As a % of revenue ..........................        2.4%       1.7%                           2.6%     1.9%

Provision (benefit) for income taxes..........       (1.8)       1.4     (3.2)   (229.4%)      (3.5)     2.4       (5.9)  (247.3%)

  Effective tax rate .........................       36.5%      35.3%                          36.3%    35.4%

Net income (loss) ............................      $(3.2)     $ 2.6   $ (5.7)   (223.0%)    $ (6.2)  $  4.3     $(10.5)  (242.0%)

Basic and diluted net income
  (loss) per share............................      $(0.33)    $ 0.27  $ (0.60)  (221.4%)    $ (0.65) $  0.46    $ (1.11) (242.3%)

----------------------------------------------------------------------------------------------------------------------------------

Revenue

Worldwide revenue for the second quarter of 2000 was $57.5 million, a decrease of 22.1% when compared to the same quarter last year.

Total US revenue decreased 25.0% to $38.9 million from $51.9 million in the second quarter of 1999. Current quarter US Monitoring Systems revenue decreased 29.3% to $27.0 million as compared to $38.2 million for the same quarter a year ago. The Company believes the decrease in US Monitoring Systems revenue was a result of soft market conditions in the first half of 2000. Factors contributing to this market condition appear to include reduction in Medicare reimbursement, lingering Year 2000 ramifications and the potential of negative impact from the Health Insurance Portability and Accountability Act (HIPAA). Current quarter US Cardiology Systems revenue decreased 18.1% to $9.0 million from $11.0 million for the second quarter of 1999 due to consolidation within its cardiology dealer distribution channel. As a result of this consolidation, the Company has shifted its marketing and sales emphasis to the physician's office end-user rather than the dealer.

International revenue, including export sales, declined by 15.4% to $18.6 million, in the second quarter of 2000 as compared to $22.0 million for the second quarter of 1999. International revenue comprised 32.3% of total revenue in the second quarter of 2000 versus 29.7% in the same period of 1999. Foreign currency exchange rate fluctuations negatively impacted current quarter revenue by approximately $1.0 million when compared to the second quarter of 1999. While the Company had strong performance in Europe and China, this was offset by revenue declines in Latin America, parts of Asia Pacific and Canada.



                                       (9)

On a year-to-date basis, worldwide revenue was $119.1 million, a decrease of 17.4% when compared to the same period a year ago.

Total US revenue for the first six months of 2000 decreased 20.3% to $80.7 million as compared to $101.3 million for the same period of 1999. US Monitoring revenue decreased 25.6% to $55.3 million in 2000 versus $74.3 million for the first six months of 1999 due to the factors described above. US Cardiology revenue totaled $19.2 million for the first six months of 2000 versus $20.5 million for the same period in 1999.

International revenue for the first six months decreased 10.5% to $38.4 million, or 32.2% of total revenue, as compared to $42.9 million, or 29.7% of total revenue for the first six months of 1999 due to the factors described above.

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

Gross Margin

Gross margin was 42.2% of revenue in the second quarter of 2000 as compared to 48.4% for the corresponding quarter in 1999. Gross margin for the first six months of 2000 was 42.2% of revenue compared to 48.5% for the same period a year ago. The decline in gross margin is a result of the impact of decreased revenue relative to the fixed-cost components of the Company's gross margin-related expenses; a lower proportion of revenue from the US Monitoring segment, which typically carries higher gross margins; competitive pricing pressure; and continuing strengthening of the US dollar relative to other currencies. The Company believes that pressure on gross margin from aggressive worldwide competitive pricing will continue in the foreseeable future.

Operating Expenses

Selling, general and administrative expenses improved by $1.8 million, or 7.7%, in the second quarter of 2000 to $21.2 million compared to $23.0 million in the second quarter of 1999. Selling, general and administrative expenses represented 37.0% of current quarter revenue as compared to 31.2% for the second quarter of 1999. On a year-to-date basis, selling, general and administrative expenses decreased $2.5 million to $43.1 million from $45.6 million for the first six months of 1999. As a percentage of revenue, first half 2000 selling, general and administrative expenses were 36.2% versus 31.7% in the first half of 1999. The decrease in expenses on a dollar basis was due to efforts to control fixed costs, while continuing to invest in infrastructure to support anesthesia delivery products and the Company's hypertension-focused Internet initiative, lifeclinic.com. In addition, variable selling expenses decreased commensurate with the decrease in revenue. The increase in selling, general and administrative expenses as a percentage of revenue reflects the impact of lower revenue relative to the fixed cost components of these activities.



                                      (10)

Research and development expenses were $6.6 million in the second quarter of 2000 compared to $7.5 million for the same period a year ago. On a year-to-date basis, research and development expenses decreased $1.0 million to $13.8 million, or 11.6% of revenue, as compared to $14.8 million, or 10.3% of revenue, for the first six months in 1999. On-going development investments in anesthesia delivery, clinical information systems and Lifeclinic, were offset by the results of cost containment efforts.

Segment Profit

The Company measures segment profit as operating income before research and development, and certain unallocated corporate general and administrative expenses. Segment profit for US Monitoring Systems was $3.7 million for the second quarter of 2000 compared to $10.5 million for the second quarter of 1999. On a year-to-date basis, US Monitoring Systems segment profit decreased to $6.9 million as compared to $20.3 million for the first six months of the prior year. This decrease was primarily attributable to the decrease in US Monitoring Systems revenue.

US Cardiology Systems segment profit (loss) was ($0.2) million for the second quarter of 2000 compared to $1.2 million during the second quarter of 1999. For the first half of 2000, Cardiology Systems segment profit was $0.2 million compared to $1.4 million for the first half of 1999. The decrease in segment profit was primarily attributable to the decrease in US Cardiology Systems revenue.

Segment profit for the Company's International business unit was $1.0 million during the second quarter of 2000 compared to $2.3 million for the second quarter of 1999. On a year-to-date basis, International segment profit decreased to $2.6 million as compared to $4.3 million for the first six months of the prior year. The decrease in segment profit was primarily attributable to a decline in International segment revenue and unfavorable foreign currency exchange rate fluctuations.

Segment profit (loss) for the Consumer Health Management business unit was ($406,000) for the second quarter of 2000 compared to $20,000 for the same period of 1999. For the first six months of 2000, segment profit (loss) was ($115,000) compared to $829,000 for the first six months of 1999. The decrease was due primarily to selling, general and administrative expense investments in lifeclinic.com, which was launched in the fourth quarter of 1999.

Other Income (Expense)

Interest expense for the second quarter of 2000 was $1.4 million compared to $1.2 million in the same period of 1999. On a year-to-date basis, interest expense totaled approximately $2.7 million during 2000 as compared to $2.4 million during the first six months of the prior year. The increase was due primarily to higher average interest rates on the Company's floating-rate debt. Interest income was $345,000 for the second quarter of 2000 compared to $69,000 during the second quarter of 1999. On a year-to-date basis, interest income totaled $422,000 in 2000 versus $199,000 for the first six months of 1999. The increase in interest income was due to interest received in the second quarter of 2000 on income tax refunds.



                                      (11)

The Company recognized a $356,000 loss from foreign currency exchange rate fluctuations in the second quarter of 2000 as compared to a $22,000 loss during the same quarter a year ago. On a year-to-date basis, the Company experienced exchange losses totaling $693,000 during 2000 versus $351,000 during the first six months of 1999. The exchange rate losses reflect the impact of the strengthening US dollar against the currencies of the Company's foreign operations.

Income Taxes

The effective tax rate for the second quarter of 2000 was 36.5% as compared to 35.3% for the same period in 1999. On a year-to-date basis, the effective tax rate for 2000 was 36.3% as compared to 35.4% during 1999. The increase in the effective tax rate reflects the benefit of one-time tax strategies the Company implemented in 1999.


                          CAPITAL RESOURCES & LIQUIDITY

                                                 ----------------------------------------------------
                                                    July 1,    December 31,    Dollar     Percent
(dollars in millions)                                2000          1999        Change      Change
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents.......................     $  3.6       $  2.6      $  1.0        40.6%

Working capital.................................      126.8        136.0        (9.2)       (6.8%)

Long-term obligations...........................       60.7         66.1        (5.5)       (8.3%)

Shareholders' equity............................      162.9        169.9        (7.0)       (4.1%)

------------------------------------------------------------------------------------------------------


As of July 1, 2000, cash and cash equivalents totaled $3.6 million compared to $2.6 million at December 31, 1999. The increase in cash is attributable to the receipt of customer payments near the end of the quarter that, due to the timing of their receipt, were not used to reduce the Company's outstanding long-term debt. Working capital decreased by $9.2 million during the period to $126.8 million due to a decrease in accounts receivable that was partially offset by the increase in cash and cash equivalents and increases in inventories and refundable income taxes.

During the first half of 2000, the Company used $150,000 in cash from operations as compared to generating $3.3 million from operations during the same period a year ago. The primary sources of operating cash during the first half of 2000 was a $24.8 million reduction in accounts receivable, reflecting the decrease in revenue during the period. Significant operating uses of cash during the first half of 2000 included an increase in inventories as a result of lower than anticipated shippable orders, a decrease in accounts payable and accrued expenses and an increase in refundable income taxes.

Capital expenditures in the first six months of 2000 totaled $1.7 million compared to $4.2 million during the first six months of 1999. Management expects capital expenditures for the second half of 2000 to be higher than the first half of the year due primarily to planned deployment of Internet enabled blood pressure kiosks associated with lifeclinic.com.

During the first six months of 2000, the Company increased its total debt by $2.5 million. Long-term



                                      (12)
debt increased by $85,000 and short-term borrowings under the Company's international lines of credit increased by $2.4 million during the period. Financing activities in the first half of 2000 also included $0.3 million in proceeds from the exercise of stock options. In the first six months of 1999, the Company increased its total debt by $5.2 million. Long-term debt increased by $6.6 million and short-term borrowings declined by $1.4 million. During the 1999 period, the Company also used $0.4 million to repurchase common stock.

As of July 1, 2000, approximately 848,600 shares remain authorized for repurchase under the share repurchase programs approved by the Company's Board of Directors in 1995 and 1997. Shares acquired under the repurchase programs are being used to service the Company's various employee benefit plans and may be used for other purposes the Company deems appropriate.

As of July 1, 2000, the Company had approximately $19.9 million available for future borrowings under its $75.0 million long-term credit facility; an unsecured bank line of credit totaling $5.0 million for issuances of letters of credit, banker's acceptances and performance bonds; and approximately $3.0 million available under an aggregate of approximately $5.8 million in foreign credit lines used to meet the operating requirements of its international subsidiaries.

The Company's primary source of funds is its $75.0 million long-term credit facility consisting of a $45.0 million note and a $30.0 million note. In June 2000, the Company obtained a binding commitment from its banks to amend this facility. The amended terms include an extension of the revolving period of the $45.0 million component from July 2000 to July 2005, at which time the note is due in full; an extension of the revolving period of the $30 million component from July 2000 to July 2001, at which time the note converts to a term loan repayable in 20 quarterly installments, commencing October 2001; and amendment of certain financial covenants. The interest rate on the amended facility will range from 150 basis points over LIBOR to 250 basis points over LIBOR, based on certain performance criteria. The credit facility will be collateralized by a first security interest in accounts receivable and inventory and a deed of trust on the Company's headquarters real estate. In addition to the amendments to the $75.0 million credit facility, the maturity date of the Company's $11.6 million term loan was amended to extend the final maturity date from December 2002 to December 2003. The interest rate on this loan will be 150 basis points over LIBOR. The Company expects to complete the loan amendments in August 2000.

During the first quarter of 2000 the Company selected an investment banker to assist in raising additional capital to fund the development and commercial expansion of lifeclinic.com. There is no guarantee that the Company will be successful in raising the additional capital necessary to fully fund lifeclinic.com or that such capital will be available in amounts needed or at terms favorable to the Company. The inability of the Company to raise adequate capital for this venture could slow the planned development and deployment of the initiative, potentially decreasing future earnings and liquidity of the Company.

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

The euro conversion may create technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions. The participating countries' adoption of a single currency may result in greater transparency of pricing for the Company's products, making



                                      (13)

Europe a more competitive environment. The Company has initiated but not yet completed an analysis to facilitate the development of a plan for the conversion. While management currently believes that it will complete an adequate analysis, plan and implement the plan in a timely manner, and avoid any material adverse effect, there is the possibility that this may not occur.

Recent Accounting Developments

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN No. 44 became fully effective July 1, 2000. The Interpretation includes guidance on the accounting treatment for modifications to the exercise prices of stock option awards, the definition of an employee for purposes of determining eligibility to apply APB No. 25 and related issues. Management does not believe the adoption of FIN No. 44 will have a material impact on the Company's financial position or results of operations.

In June 2000, the SEC updated Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The most recent update (SAB 101B) delays the effective date of SAB 101 to the fourth quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company will adopt the provisions of SAB 101 in the fourth quarter of 2000. The effects, if any, of adopting SAB 101 on the consolidated financial statements have not been determined.

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



                                      (14)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Substantially all of the revenue and operating expenses of the Company's foreign subsidiaries are denominated in local currencies and translated into US dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation impacts primarily revenue and operating expenses as a result of foreign exchange rate fluctuations. Because the Company's products are primarily manufactured in the United States, foreign currency fluctuations generally do not affect its cost of goods sold. The Company's foreign currency transaction risk is primarily limited to current amounts receivable from its foreign subsidiaries, which are denominated in local currencies (approximately $2.8 million at July 1, 2000). To minimize foreign currency transaction risk, the Company ensures that its foreign subsidiaries remit amounts to the US parent in a timely manner. Foreign country short-term borrowing facilities are utilized where necessary to ensure prompt payments. The Company does not currently utilize foreign currency hedging contracts.

Interest Rates

The Company's earnings are affected by changes in short-term interest rates as a result of its short and long-term borrowings. To limit the potential effects of interest rate changes, the Company has entered into interest rate swap agreements to convert a portion of its variable interest rate debt into fixed rates. The Company does not enter into derivative or interest rate transactions for speculative purposes. At July 1, 2000, the Company's variable rate long-term debt totaled $66.7 million and variable rate short-term borrowings totaled $2.8 million. The Company has interest rate swap agreements with a notional amount aggregating $41.6 million, effectively converting $11.6 million and $30.0 million of its variable rate long-term debt to fixed rates of 6.66% and 7.07%, respectively.



                                      (15)

PART II.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of Spacelabs Medical, Inc.'s shareholders was held on May 2, 2000. The following proposals were submitted to a vote:

a) The election of six directors, each to hold office for a term of one year and each of whom were previously a director of Spacelabs Medical, Inc. This proposal passed with the following number of votes:

                                                       Affirmative                   Abstentions
                                                       -----------                   -----------
           Thomas J. Dudley, D.B.A.                     7,595,480                      325,272
           Harvey Feigenbaum, M.D.                      7,599,585                      321,167
           Carl A. Lombardi                             7,749,637                      171,115
           Andrew R. Nara, M.D., Ph. D.                 7,758,157                      162,595
           Phillip M. Nudelman, Ph.D.                   7,758,292                      162,460
           Peter H. van Oppen                           7,758,140                      162,612

b) Ratification of the appointment of KPMG LLP as auditors for Spacelabs Medical, Inc. for 2000. This proposal passed with 7,696,584 affirmative votes, 22,259 negative votes, and 201,909 abstentions.



Item 6.  Exhibits and Reports on Form 8-K


         Exhibits:

            Number        Description
            ------        -----------
            10.43         Commitment letter dated June 30, 2000 between Spacelabs  Medical,  Inc. and
                          Bank of America Agency Management Services.
            10.44         Lifeclinic Holding Corporation, 2000 Long-term Incentive Plan

            27.1          Financial Data Schedule

There were no reports on Form 8-K filed during the three months ended July 1, 2000.



                                      (16)

                                        SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SPACELABS MEDICAL, INC.
                                              (Registrant)



DATE:  August 11, 2000                  BY: /s/  Carl A. Lombardi
                                           -------------------------------------
                                                 Carl A. Lombardi

                                            Chairman of the Board and
                                             Chief Executive Officer



                                        BY: /s/  James A. Richman
                                           -------------------------------------
                                                 James A. Richman

                                                Vice President and
                                               Corporate Controller



                                      (17)

                             SPACELABS MEDICAL, INC.

                                  EXHIBIT INDEX


Exhibits:

   Number           Description
   ------           -----------
   10.43            Commitment  letter dated June 30, 2000 between Spacelabs  Medical,  Inc. and Bank of America Agency Management Services.
   10.44            Lifeclinic Holding Corporation, 2000 Long-term Incentive Plan

   27.1             Financial Data Schedule



                                      (18)