Form 10-Q
period 2000-09-30
SPACELABS MEDICAL INC
filed 2000-11-14
CIK 886142

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Common stock, par value $.01 per share: 9,548,418 shares outstanding as of October 27, 2000

================================================================================

                             SPACELABS MEDICAL, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I.  Financial Information

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets
              - September 30, 2000 (unaudited) and December 31, 1999.........................    2
         Condensed Consolidated Statements of Operations (unaudited)
             - Three and Nine Months Ended September 30, 2000 and October 2, 1999............    3
         Condensed Consolidated Statements of Cash Flows (unaudited)
             - Nine Months Ended September 30, 2000 and October 2, 1999......................    4
         Notes to Condensed Consolidated Financial Statements................................    5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................   15

PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K ...................................................   16


                                      (1)

PART I.

Item 1. Financial Statements

                             SPACELABS MEDICAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 September 30,      December 31,
                                                                     2000               1999
                                                                 -------------      ------------
                                                                  (unaudited)
(in thousands)
                               ASSETS
Current assets
   Cash and cash equivalents .............................         $   3,578          $   2,562
   Receivables ...........................................            66,776             85,399
   Inventories ...........................................            78,803             74,015
   Refundable income taxes ...............................             3,925                 --
   Prepaid expenses ......................................             1,013              2,989
   Deferred income taxes .................................            26,348             26,720
                                                                   ---------          ---------
               Total current assets ......................           180,443            191,685

Property, plant and equipment, net .......................            60,876             64,310
Deferred income taxes ....................................               722                656
Other assets, net ........................................            34,851             35,014
                                                                   ---------          ---------
                                                                   $ 276,892          $ 291,665
                                                                   =========          =========
               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Short-term borrowings .................................         $     871          $     500
   Current portion of long-term obligations ..............               821              3,548
   Accounts payable and accrued expenses .................            35,678             45,622
   Deferred revenue ......................................             3,939              4,578
   Taxes on income .......................................                --              1,422
                                                                   ---------          ---------
                Total current liabilities ................            41,309             55,670

Long-term obligations ....................................            73,884             66,108

Shareholders' equity
   Common stock and additional paid-in capital ...........            99,788            100,302
   Treasury shares at cost ...............................           (38,292)           (39,845)
   Accumulated other comprehensive loss ..................            (8,530)            (5,395)
   Retained earnings .....................................           108,733            114,825
                                                                   ---------          ---------
           Total shareholders' equity ....................           161,699            169,887
                                                                   ---------          ---------
                                                                   $ 276,892          $ 291,665
                                                                   =========          =========
Common shares outstanding ................................             9,542              9,486
                                                                   =========          =========

     See accompanying notes to condensed consolidated financial statements.


                                      (2)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended             Nine Months Ended
                                                            ------------------------      ------------------------
                                                            Sept 30,         Oct 2,       Sept 30,         Oct 2,
                                                              2000            1999           2000           1999
                                                            ---------      ---------      ---------      ---------
                                                                                  (unaudited)
(in thousands, except per share data)
Revenue ...............................................     $  64,975      $  75,032      $ 184,095      $ 219,186
Cost of Sales .........................................        36,199         39,650        105,007        113,889
                                                            ---------      ---------      ---------      ---------
Gross margin ..........................................        28,776         35,382         79,088        105,297
                                                            ---------      ---------      ---------      ---------
Operating expenses
     Selling, general and administrative ..............        20,759         22,901         63,899         68,541
     Research and development .........................         6,540          7,359         20,344         22,193
                                                            ---------      ---------      ---------      ---------
                                                               27,299         30,260         84,243         90,734
                                                            ---------      ---------      ---------      ---------
Income (loss) from operations .........................         1,477          5,122         (5,155)        14,563

Other income (expense)
     Interest income ..................................           194            100            616            299
     Interest expense .................................        (1,527)        (1,229)        (4,205)        (3,645)
     Other expense, net ...............................          (409)          (215)        (1,203)          (709)
                                                            ---------      ---------      ---------      ---------
Income (loss) before income taxes .....................          (265)         3,778         (9,947)        10,508
Provision (benefit) for income taxes ..................          (344)         1,321         (3,855)         3,705
                                                            ---------      ---------      ---------      ---------
Net income (loss) .....................................     $      79      $   2,457      $  (6,092)     $   6,803
                                                            =========      =========      =========      =========
Basic net income (loss) per share .....................     $    0.01      $    0.26      $   (0.64)     $    0.72
                                                            =========      =========      =========      =========
Diluted net income (loss) per share ...................     $    0.01      $    0.26      $   (0.64)     $    0.72
                                                            =========      =========      =========      =========
Weighted average common shares outstanding -
     Basic ............................................         9,505          9,404          9,482          9,389
                                                            =========      =========      =========      =========
     Diluted ..........................................         9,506          9,451          9,482          9,472
                                                            =========      =========      =========      =========

     See accompanying notes to condensed consolidated financial statements.


                                      (3)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Nine Months Ended
                                                                                    ----------------------------
                                                                                    September 30,     October 2,
                                                                                        2000              1999
                                                                                    -------------     ----------
                                                                                             (unaudited)
(in thousands)
Operating activities
   Net income (loss) ........................................................         $ (6,092)         $  6,803
   Adjustments to reconcile net income (loss) to net cash used in operating activities
       Depreciation and amortization ........................................            7,159             7,468
       Deferred income taxes ................................................              208             1,360
       Contribution to ISSOP 401(k) plan in common stock ....................              611               645
       Changes in operating assets and liabilities
          (Increase) decrease in receivables ................................           17,090            (6,110)
          Increase in inventories ...........................................           (6,897)          (10,190)
          Decrease in prepaid expenses ......................................            1,927               505
          Decrease in accounts payable and accrued expenses .................           (9,572)           (2,950)
          Decrease in deferred revenue ......................................             (523)           (1,100)
          Decrease in taxes on income .......................................           (5,364)             (501)
       Other ................................................................              240                34
                                                                                      --------          --------
Net cash used in operating activities .......................................           (1,213)           (4,036)
                                                                                      --------          --------
Investing activities
   Investment in property, plant and equipment ..............................           (2,280)           (4,485)
   Other ....................................................................           (1,414)             (232)
                                                                                      --------          --------
Net cash used by investing activities .......................................           (3,694)           (4,717)
                                                                                      --------          --------
Effect of exchange rate changes on cash .....................................              151               185
                                                                                      --------          --------
Financing activities
   Increase (decrease) in short-term borrowings .............................              452            (1,136)
   Borrowings against long-term debt, net ...................................            5,032            11,608
   Purchase of treasury stock ...............................................               --              (371)
   Exercise of stock options ................................................              288                11
                                                                                      --------          --------
Net cash provided by financing activities ...................................            5,772            10,112
                                                                                      --------          --------
Increase in cash and cash equivalents .......................................            1,016             1,544
Cash and cash equivalents at beginning of period ............................            2,562             1,467
                                                                                      --------          --------
Cash and cash equivalents at end of period ..................................         $  3,578          $  3,011
                                                                                      ========          ========

     See accompanying notes to condensed consolidated financial statements.


                                      (4)

                             SPACELABS MEDICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of Spacelabs Medical, Inc. and its subsidiaries, collectively referred to as the "Company." The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders or on Form 10-K filed with the SEC. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

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

2.    Inventories

                                                               September 30,   December 31,
                                                                   2000            1999
                                                               -------------   ------------
         (in thousands)
         Raw materials and components ...................         $22,543         $18,662
         Work in process ................................          13,284           9,925
         Finished products ..............................          23,145          23,518
         Demonstration inventories ......................           5,814           6,689
         Customer service parts and equipment ...........          14,017          15,221
                                                                  -------         -------
                                                                  $78,803         $74,015
                                                                  =======         =======


                                      (5)

3.    Net Income (Loss) per Share

      Basic net income (loss) per share is based on the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the effect of dilutive potential common shares outstanding, consisting of stock options and unvested restricted shares, using the treasury stock method. For the three and nine month periods ended September 30, 2000, unexercised stock options representing the potential rights to 2,697,819 and 2,712,819 shares, respectively, are excluded from the diluted calculation as their effects would be antidilutive. For the three and nine month periods ended October 2, 1999, unexercised, out-of-the-money stock options representing potential rights to 2,562,525 shares and 1,714,925 shares, respectively, are excluded as their effects would be antidilutive. The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share calculations on a quarter and year-to-date basis in 2000 and 1999.

                                                                                   Weighted
                                                                                    Average
                                                                  Income/(loss)      Shares      Income/(loss)
                                                                   (Numerator)    (Denominator)    Per Share
                                                                  -------------   -------------  -------------
(In thousands, except per share data)
 Three months ended September 30, 2000:
     Basic net income per share ............................         $    79           9,505         $ 0.01
     Effect of dilutive stock options and unvested
       restricted stock ......................................            --               1             --
                                                                     -------          ------         ------
     Diluted net income per share ..........................         $    79           9,506         $ 0.01
 Three months ended October 2, 1999:
     Basic net income per share ............................         $ 2,457           9,404         $ 0.26
     Effect of dilutive stock options and unvested
       restricted stock ....................................              --              47             --
                                                                     -------          ------         ------
     Diluted net income per share ..........................         $ 2,457           9,451         $ 0.26
                                                                     =======          ======         ======
 Nine months ended September 30, 2000:
     Basic and diluted net loss per share ..................         $(6,092)          9,482         $(0.64)
                                                                     =======          ======         ======

 Nine months ended October 2, 1999:
     Basic net income per share ............................         $ 6,803           9,389         $ 0.72
     Effect of dilutive stock options and unvested
       restricted stock ....................................              --              83             --
                                                                     -------          ------         ------
     Diluted net income per share ..........................         $ 6,803           9,472         $ 0.72
                                                                     =======          ======         ======


                                      (6)

4.    Business Segments

      The Company identifies its business segments based on management responsibility using a combination of product and geographic factors. The Company has four reporting segments: US Monitoring Systems, US Cardiology Systems, International and Consumer Health Management. Segment profit is measured as operating income before research and development, and certain unallocated corporate general and administrative expenses. The Company has no inter-segment revenue.

                                                              Three Months Ended           Nine Months Ended
                                                            ----------------------      ------------------------
                                                            Sept 30,       Oct 2,       Sept 30,        Oct 2,
                                                              2000          1999          2000           1999
                                                            --------      --------      ---------      ---------
(in thousands)
Revenue:
    US Monitoring .....................................     $ 30,860      $ 39,879      $  86,117      $ 114,183
    US Cardiology .....................................        8,762        10,936         27,929         31,396
    International .....................................       22,187        21,195         60,561         64,086
    Consumer Health Management ........................        3,166         3,022          9,488          9,521
                                                            --------      --------      ---------      ---------
    Total Revenue .....................................     $ 64,975      $ 75,032      $ 184,095      $ 219,186
                                                            ========      ========      =========      =========


Segment Profit (loss):
    US Monitoring .....................................     $  6,870      $ 10,761      $  13,758      $  31,024
    US Cardiology .....................................         (277)        1,174            (94)         2,600
    International .....................................        2,886         1,407          5,447          5,742
    Consumer Health Management ........................         (387)          226           (502)         1,055
                                                            --------      --------      ---------      ---------
    Total Segment Profit ..............................     $  9,092      $ 13,568      $  18,609      $  40,421

Reconciliation of segment profit to income
  (loss) before income taxes:
     Unallocated general and
      administrative expenses .........................     $ (1,075)     $ (1,087)     $  (3,420)     $  (3,665)
     Research and development .........................       (6,540)       (7,359)       (20,344)       (22,193)
     Other expense ....................................       (1,742)       (1,344)        (4,792)        (4,055)
                                                            --------      --------      ---------      ---------
     Income (loss) before income taxes ................     $   (265)     $  3,778      $  (9,947)     $  10,508
                                                            ========      ========      =========      =========

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


                                      (7)

      Comprehensive income (loss) for the three and nine month periods ended September 30, 2000 and October 2, 1999, are detailed below:

                                                            Three Months Ended       Nine Months Ended
                                                           --------------------     -------------------
                                                           Sept 30,      Oct 2,     Sept 30,     Oct 2,
                                                             2000         1999       2000         1999
                                                           --------      ------     --------     -------
(in thousands)
Net income (loss) .....................................     $    79      $2,457     $(6,092)     $ 6,803
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustments ..........      (1,519)        152      (3,136)      (1,301)
                                                            -------      ------     -------      -------
Comprehensive income (loss), net of tax ...............     $(1,440)     $2,609     $(9,228)     $ 5,502
                                                            =======      ======     =======      =======

6.    Commitments and Contingencies

      In March 2000, the Company received a $2.2 million payment demand from a financing company with respect to a recourse agreement for certain equipment sold to a South American customer in 1998. The Company has established an allowance and has rights of offset totaling approximately $1.6 million with respect to this matter. Because of uncertainties with respect to the ultimate outcome of this matter, including the disposition of the underlying collateral, no additional amounts have been accrued as of September 30, 2000.

7.    Long-term Debt

      On August 11, 2000, the Company entered into an amended long-term credit agreement with its banks, which provides for a $75.0 million long-term revolving credit facility and an $11.5 million term loan. The $75.0 million facility includes a $45.0 million revolving component and a $30.0 million revolving component. The $45.0 million component is due in full in July 2005. At September 30, 2000 the outstanding balance under this component was $30.2 million. The $30.0 million component converts to a term loan in July 2001, at which time it becomes repayable in 20 quarterly installments, commencing October 2001. At September 30, 2000 the full $30.0 million was outstanding under this component. The interest rate on the $75.0 million facility ranges from 150 basis points over LIBOR to 250 basis points over LIBOR, based on certain quarterly performance criteria. The $11.5 million term loan is repayable in monthly installments of $62,500 until December 2003 at which time the balance is due in full. The interest rate on the term loan is 150 basis points over LIBOR. Restrictive terms of the credit agreement require that the Company maintain specified financial ratios and comply with certain other loan covenants. The Company was in compliance with these covenants at September 30, 2000. The credit facility is collateralized by a first security interest in accounts receivable and inventory and a deed of trust on the Company's headquarters facility.

8.    Supplemental Cash Flow Information

      The following provides additional information concerning cash flow activities:

                                                 Three Months Ended         Nine Months Ended
                                               ----------------------      --------------------
                                               Sept 30,        Oct 2,      Sept 30,      Oct 2,
                                                 2000           1999         2000         1999
                                               --------        ------      -------       ------
(in thousands)
Interest paid ...........................       $ 1,403        $1,219       $3,953       $4,139
                                                =======        ======       ======       ======
Income taxes paid (refunded) ............       $(1,809)       $  178       $  737       $2,868
                                                =======        ======       ======       ======


                                      (8)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

                                                         Three months ended                          Nine months ended
                                               ---------------------------------------    ----------------------------------------
                                               Sept 30,    Oct 2,    Dollar    Percent    Sept 30,    Oct 2,     Dollar    Percent
                                                 2000       1999     Change     Change      2000       1999      Change     Change
                                               --------    ------    ------    -------    --------    ------     ------    -------
(dollars in millions, except per share data)
Revenue .....................................   $ 65.0     $ 75.0    $(10.1)     (13.4%)   $ 184.1    $ 219.2    $(35.1)     (16.0%)

Gross margin ................................     28.8       35.4      (6.6)     (18.7%)      79.1      105.3     (26.2)     (24.9%)
  As a % of revenue .........................     44.3%      47.2%                            43.0%      48.0%

Operating expenses:
    Selling, general and administrative .....     20.8       22.9      (2.1)      (9.4%)      63.9       68.5      (4.6)      (6.8%)
      As a % of revenue .....................     31.9%      30.5%                            34.7%      31.3%

    Research and development ................      6.5        7.4      (0.8)     (11.1%)      20.3       22.2      (1.8)      (8.3%)
      As a % of revenue .....................     10.1%       9.8%                            11.1%      10.1%

Other expense, net ..........................      1.7        1.3       0.4       29.6%        4.8        4.1       0.7       18.2%
  As a % of revenue .........................      2.7%       1.8%                             2.6%       1.9%

Provision (benefit) for income taxes ........     (0.3)       1.3      (1.7)    (126.0%)      (3.9)       3.7      (7.6)    (204.0%)
  Effective tax rate ........................       NM       35.0%                            38.7%      35.1%

Net income (loss) ...........................   $  0.1     $  2.5    $ (2.4)     (96.8%)   $  (6.1)   $   6.8    $(12.9)    (189.5%)

Basic and diluted net income (loss)
   per share ................................   $ 0.01     $ 0.26    $(0.25)     (96.8%)   $ (0.64)   $  0.72    $(1.37)    (188.7%)

----------

NM - Not Meaningful

Revenue

Worldwide revenue for the third quarter of 2000 was $65.0 million, a decrease of 13.4% when compared to the same quarter last year.

Total US revenue decreased 20.5% to $42.8 million from $53.8 million in the third quarter of 1999. Current quarter US Monitoring Systems revenue decreased 22.6% to $30.9 million as compared to $39.9 million for the same quarter a year ago. The Company believes the decrease in US Monitoring Systems revenue was primarily a result of soft market conditions in the first three quarters of 2000. Factors contributing to this market condition appear to include reduction in Medicare reimbursement, lingering Year 2000 ramifications, and the potential negative impact from the Health Insurance


                                      (9)

Portability and Accountability Act (HIPAA). Current quarter US Cardiology Systems revenue decreased 19.9% to $8.8 million compared to $10.9 million for the third quarter of 1999 due primarily to issues revolving around consolidation within its cardiology dealer distribution channel. Consumer Health Management revenue increased 4.8% in the third quarter of 2000 to $3.2 million as compared to $3.0 million for the same quarter of 1999.

International revenue, including export sales, increased by 4.7% to $22.2 million, in the third quarter of 2000 as compared to $21.2 million for the third quarter of 1999. International revenue comprised 34.1% of total revenue in the third quarter of 2000 versus 28.2% in the same period of 1999. Foreign currency exchange rate fluctuations negatively impacted current quarter revenue by approximately $0.8 million when compared to the third quarter of 1999. Strong performance in Europe and China continued to offset difficulties in other parts of the world.

On a year-to-date basis, worldwide revenue was $184.1 million, a decrease of 16.0% when compared to the same period a year ago.

Total US revenue for the first nine months of 2000 decreased 20.4% to $123.5 million as compared to $155.1 million for the same period of 1999. US Monitoring revenue decreased 24.6% to $86.1 million in 2000 versus $114.2 million for the first nine months of 1999 due to the factors described above. US Cardiology revenue totaled $27.9 million for the first nine months of 2000 versus $31.4 million for the same period in 1999. Consumer Health Management revenue was $9.5 million in both the 2000 and 1999 year-to-date periods.

International revenue for the first nine months decreased 5.5% to $60.6 million, or 32.9% of total revenue, as compared to $64.1 million, or 29.2% of total revenue for the first nine months of 1999 due to the factors described above.

The Company's ability to produce consistent future revenue growth is, to a certain extent, dependent on its backlog of currently shippable orders. In addition to the current soft US market conditions, backlog is subject to seasonal variations and there is no guarantee that the Company will have sufficient backlog in any given quarter to meet its revenue objectives. Also, the timing of international revenue has historically been subject to a higher degree of uncertainty than US revenue due to the need for foreign government approvals, more complex financing arrangements, greater variability in the financial stability of the customers, and instability of currencies in parts of the world.

Gross Margin

Gross margin was 44.3% of revenue in the third quarter of 2000 as compared to 47.2% for the corresponding quarter in 1999. Gross margin for the first nine months of 2000 was 43.0% of revenue compared to 48.0% for the same period a year ago. The decline in gross margin is a result of the impact of decreased revenue relative to the fixed-cost components of the Company's gross margin-related expenses; a lower proportion of revenue from the US Monitoring segment, which typically carries higher gross margins; competitive pricing pressure; and continuing strengthening of the US dollar relative to other currencies. The Company believes that pressure on gross margin from aggressive worldwide competitive pricing will continue in the foreseeable future.

Operating Expenses

Selling, general and administrative expenses declined by $2.1 million, or 9.4%, in the third quarter of 2000 to $20.8 million compared to $22.9 million in the third quarter of 1999. Selling, general and administrative expenses represented 31.9% of current quarter revenue as compared to 30.5% for the third quarter of 1999. On a year-to-date basis, selling, general and administrative expenses


                                      (10)
decreased $4.6 million or 6.8% to $63.9 million in the first nine months of 2000 from $68.5 million for the first nine months of 1999. As a percentage of revenue, the first nine months 2000 selling, general and administrative expenses were 34.7% versus 31.3% in the first nine months of 1999. The decrease in expenses on a dollar basis was due to efforts to adjust fixed costs in response to current market conditions. In addition, variable selling expenses decreased commensurate with the decrease in revenue. The increase in selling, general and administrative expenses as a percentage of revenue reflects the impact of lower revenue relative to the fixed cost components of these activities.

Research and development expenses were $6.5 million in the third quarter of 2000 compared to $7.4 million for the same period a year ago. On a year-to-date basis, research and development expenses decreased $1.8 million to $20.3 million, or 11.1% of revenue, as compared to $22.2 million, or 10.1% of revenue, for the first nine months in 1999. The decrease in research and development expenses on a dollar basis was due to efforts to adjust fixed costs in response to current market conditions

Segment Profit

The Company measures segment profit as operating income before research and development, and certain unallocated corporate general and administrative expenses. Segment profit for US Monitoring Systems was $6.9 million for the third quarter of 2000 compared to $10.8 million for the third quarter of 1999. On a year-to-date basis, US Monitoring Systems segment profit decreased to $13.8 million as compared to $31.0 million for the first nine months of the prior year. This decrease was primarily attributable to the decrease in US Monitoring Systems revenue.

US Cardiology Systems segment profit (loss) was ($0.3) million for the third quarter of 2000 compared to $1.2 million during the third quarter of 1999. For the first nine months of 2000, Cardiology Systems segment profit (loss) was ($0.1) million compared to $2.6 million for the first nine months of 1999. The decrease in segment profit was primarily attributable to the decrease in US Cardiology Systems revenue.

Segment profit for the Company's International business unit was $2.9 million during the third quarter of 2000 compared to $1.4 million for the third quarter of 1999. On a year-to-date basis, International segment profit decreased to $5.4 million as compared to $5.7 million for the first nine months of the prior year. The increase in segment profit in the third quarter was due to favorable product mix and increased revenue. The decrease in year-to-date segment profit was attributable to the corresponding decline in International segment revenue and unfavorable foreign currency exchange rate fluctuations, offset in part by favorable product mix.

Segment profit (loss) for the Consumer Health Management business unit was ($0.4) million for the third quarter of 2000 compared to $0.2 million for the same period of 1999. For the first nine months of 2000, segment profit (loss) was ($0.5) million compared to $1.1 million for the first nine months of 1999. The decrease was due primarily to selling, general and administrative expense investments in lifeclinic.com, which was launched in the fourth quarter of 1999.

Other Income (Expense)

Interest expense for the third quarter of 2000 was $1.5 million compared to $1.2 million in the same period of 1999. On a year-to-date basis, interest expense totaled approximately $4.2 million during 2000 as compared to $3.6 million during the first nine months of the prior year. The increase was due primarily to higher average interest rates on the Company's floating-rate debt. Interest income was $0.2 million for the third quarter of 2000 compared to $0.1 million during the third quarter of 1999. On a year-to-date basis, interest income totaled $0.6 million in 2000 versus $0.3 million for the first nine months of 1999. The increase in interest income was due to interest received in the second and third quarters of 2000 on income tax refunds.


                                      (11)

The Company recognized a $52,000 loss from foreign currency exchange rate fluctuations in the third quarter of 2000 as compared to a $2,000 loss during the same quarter a year ago. On a year-to-date basis, the Company experienced exchange losses totaling $745,000 during 2000 versus $353,000 during the first nine months of 1999. The exchange rate losses reflect the impact of the strengthening US dollar against the currencies of the Company's foreign operations.

Income Taxes

On a year-to-date basis, the effective tax rate for 2000 was 38.7% as compared to 35.1% during 1999. The increase in the effective tax rate reflects the recognition of the benefit of foreign sales and research and development tax credits resulting from the Company's implementation of tax strategies in 1999. The effective tax rate for the third quarter of 2000 is not meaningful due to the recognition of the benefits of certain of these strategies during the quarter.

                          CAPITAL RESOURCES & LIQUIDITY

                                          September 30,    December 31,    Dollar    Percent
                                              2000             1999        Change     Change
                                          -------------    ------------    ------    -------
(dollars in millions)
Cash and cash equivalents ..............     $  3.6           $  2.6        $1.0       39.7%
Working capital ........................      139.1            136.0         3.1        2.3%
Long-term obligations ..................       73.9             66.1         7.8       11.8%
Shareholders' equity ...................      161.7            169.9        (8.2)      (4.8%)

As of September 30, 2000, cash and cash equivalents totaled $3.6 million compared to $2.6 million at December 31, 1999. The increase in cash is attributable to the receipt of customer payments near the end of the quarter that, due to the timing of their receipt, were not used to reduce the Company's outstanding long-term debt. Working capital increased by $3.1 million during the period to $139.1 million due primarily to increases in inventory, cash and refundable income taxes and decreases in current liabilities, offset in part by decreases in accounts receivable.

During the first nine months of 2000, the Company used $1.2 million in operating activities compared to $4.0 million during the same period a year ago. The primary source of operating cash during the first nine months of 2000 was a $17.1 million reduction in accounts receivable, reflecting the decrease in revenue during the period. Significant operating uses of cash during the first nine months of 2000 included an increase in inventories as a result of lower than anticipated shippable orders and decreases in accounts payable and accrued expenses.

Capital expenditures in the first nine months of 2000 totaled $2.3 million compared to $4.5 million during the first nine months of 1999. Management expects capital expenditures for the fourth quarter of 2000 to be higher on average than the first three quarters of the year due primarily to planned deployment of Internet enabled blood pressure kiosks associated with lifeclinic.com and new product tooling. Investing activities for the 2000 period also include the acquisition of the bloodpressure.com Web site in July.


                                      (12)

During the first nine months of 2000, the Company increased its total debt by $5.5 million. Long-term debt increased by $5.0 million and short-term borrowings under the Company's international lines of credit increased by $0.5 million during the period. Financing activities in the first nine months of 2000 also included $0.3 million in proceeds from the exercise of stock options. In the first nine months of 1999, the Company increased its total debt by $10.5 million. Long-term debt increased by $11.6 million and short-term borrowings declined by $1.1 million. During the 1999 period, the Company also used $0.4 million to repurchase common stock.

As of September 30, 2000, approximately 848,600 shares remain authorized for repurchase under the share repurchase programs approved by the Company's Board of Directors in 1995 and 1997. Shares acquired under the repurchase programs are being used to service the Company's various employee benefit plans and may be used for other purposes the Company deems appropriate.

On August 11, 2000, the Company entered into an amended long-term credit agreement with its banks, which provides for a $75.0 million long-term revolving credit facility and an $11.5 million term loan. The $75.0 million facility includes a $45.0 million revolving component and a $30.0 million revolving component. The $45.0 million component is due in full in July 2005. At September 30, 2000 the outstanding balance under this component was $30.2 million. The $30.0 million component converts to a term loan in July 2001, at which time it becomes repayable in 20 quarterly installments, commencing October 2001. At September 30, 2000 the full $30.0 million was outstanding under this component. The interest rate on the $75.0 million facility ranges from 150 basis points over LIBOR to 250 basis points over LIBOR, based on certain quarterly performance criteria. The $11.5 million term loan is repayable in monthly installments of $62,500 until December 2003 at which time the balance is due in full. The interest rate on the term loan is 150 basis points over LIBOR. Restrictive terms of the credit agreement require that the Company maintain specified financial ratios and comply with certain other loan covenants. The Company was in compliance with these covenants at September 30, 2000. The credit facility is collateralized by a first security interest in accounts receivable and inventory and a deed of trust on the Company's headquarters facility.

As of September 30, 2000, the Company had approximately $14.8 million available for future borrowings under its $75.0 million long-term credit facility; an unsecured bank line of credit totaling $5.0 million for issuances of letters of credit, banker's acceptances and performance bonds; and approximately $4.4 million available under an aggregate of approximately $5.3 million in foreign credit lines used to meet the operating requirements of its international subsidiaries.

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


                                      (13)

The euro conversion may create technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions. The participating countries' adoption of a single currency may result in greater transparency of pricing for the Company's products, making Europe a more competitive environment. While management does not expect the euro conversion to have a material impact on the Company's financial position or results of operations, there can be no assurance that management's conversion plan will be successful or completed on a timely basis.

Recent Accounting Developments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The Company does not expect the adoption of SFAS 133 to have a material impact on its consolidated financial statements.

In June 2000, the SEC updated Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The most recent update (SAB 101B) delays the effective date of SAB 101 to the fourth quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company will adopt the provisions of SAB 101 in the fourth quarter of 2000. Management does not believe that the adoption of SAB 101 will have a material impact on the Company's financial position or results of operations.

In July 2000, the EITF reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires that amounts billed to customers for shipping and handling fees be included as revenue and associated costs in costs of good sold. The consensus is effective for the fourth quarter of 2000 and requires comparative financial statements for prior periods be reclassified. Management does not believe the adoption of this consensus will have a material impact on the Company's consolidated financial statements.

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


                                      (14)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Substantially all of the revenue and operating expenses of the Company's foreign subsidiaries are denominated in local currencies and translated into US dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation impacts primarily revenue and operating expenses as a result of foreign exchange rate fluctuations. Because the Company's products are primarily manufactured in the United States, foreign currency fluctuations generally do not affect its cost of goods sold. The Company's foreign currency transaction risk is primarily limited to current amounts receivable from its foreign subsidiaries, which are denominated in local currencies. At September 30, 2000, such net receivables were approximately $0. To minimize foreign currency transaction risk, the Company ensures that its foreign subsidiaries remit amounts to the US parent in a timely manner. Foreign country short-term borrowing facilities are utilized where necessary to ensure prompt payments. The Company does not currently utilize foreign currency hedging contracts.

Interest Rates

The Company's earnings are affected by changes in short-term interest rates as a result of its short and long-term borrowings. To limit the potential effects of interest rate changes, the Company has entered into interest rate swap agreements to convert a portion of its variable interest rate debt into fixed rates. The Company does not enter into derivative or interest rate transactions for speculative purposes. At September 30, 2000, the Company's variable rate long-term debt totaled $71.6 million and variable rate short-term borrowings totaled $0.9 million. The Company has interest rate swap agreements with a notional amount aggregating $41.4 million, effectively converting $11.4 million and $30.0 million of its variable rate long-term debt to fixed rates of 7.41% and 9.07%, respectively.


                                      (15)

 PART II.

Item 6.  Exhibits and Reports on Form 8-K

      Exhibits:

Number      Description
------      -----------
 3.2        Amended and Restated By-Laws of Spacelabs Medical, Inc. dated May 2, 2000 (corrected)

10.31       Amended and Restated Loan Agreement among Spacelabs Medical, Inc. (California), Bank of
            America, N.A., U.S. Bank National Association, Bank of America, N.A. (agent) and Spacelabs
            Medical, Inc. (Delaware) dated August 11, 2000.

10.45       Amended and Restated Guaranty Agreement among Spacelabs Medical, Inc. (Delaware), Bank of
            America, N.A., U.S. Bank National Association and Bank of America, N.A. (agent) dated August
            11, 2000.

10.46       Deed of Trust, Security Agreement and Fixture Filing with Assignment of Leases and Rents among Spacelabs Medical, Inc. (California), Spacelabs Medical, Inc. (Delaware), Bank of
            America, N.A., U.S. Bank National Association and Bank of America, N.A. (agent) dated August
            11, 2000.

10.47       Security Agreement among Spacelabs Medical, Inc. (California), Bank of America, N.A., U.S.
            Bank National Association and Bank of America, N.A. (agent) dated August 11, 2000.

10.48       Security Agreement among Spacelabs Burdick, Inc., Vita-Stat Medical Services, Inc., Bank of
            America, N.A., U.S. Bank National Association and Bank of America, N.A. (agent) dated August
            11, 2000.

27.1        Financial Data Schedule

There were no reports on Form 8-K filed during the three months ended September 30, 2000.


                                      (16)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SPACELABS MEDICAL, INC.
                                    (Registrant)

DATE:  November 13, 2000

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

                                    BY:  /s/ James A. Richman
                                        ----------------------------------------
                                        James A. Richman
                                        Vice President and
                                        Corporate Controller


                                      (17)

                             SPACELABS MEDICAL, INC.

                                  EXHIBIT INDEX

Exhibits:

 Number   Description
 ------   -----------
  3.2     Amended and Restated By-Laws of Spacelabs Medical, Inc. dated May 2, 2000 (corrected)

 10.31    Amended and Restated Loan Agreement among Spacelabs Medical, Inc. (California), Bank of
          America, N.A., U.S. Bank National Association, Bank of America, N.A. (agent) and Spacelabs
          Medical, Inc. (Delaware) dated August 11, 2000.

 10.45    Amended and Restated Guaranty Agreement among Spacelabs Medical, Inc. (Delaware), Bank of
          America, N.A., U.S. Bank National Association and Bank of America, N.A. (agent) dated August
          11, 2000.

 10.46    Deed of Trust, Security Agreement and Fixture Filing with Assignment of Leases and Rents among Spacelabs Medical, Inc. (California), Spacelabs Medical, Inc. (Delaware), Bank of
          America, N.A., U.S. Bank National Association and Bank of America, N.A. (agent) dated August
          11, 2000.

 10.47    Security Agreement among Spacelabs Medical, Inc. (California), Bank of America, N.A., U.S.
          Bank National Association and Bank of America, N.A. (agent) dated August 11, 2000.

 10.48    Security Agreement among Spacelabs Burdick, Inc., Vita-Stat Medical Services, Inc., Bank of
          America, N.A., U.S. Bank National Association and Bank of America, N.A. (agent) dated August
          11, 2000.

  27.1    Financial Data Schedule


                                      (18)