Form 10-K405
period 2000-12-31
SPACELABS MEDICAL INC
filed 2001-03-30
CIK 886142

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM  __________ TO  __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the common stock held by nonaffiliates of the registrant as of
February 15, 2001, was $99.1 million (based on the closing sales price of $12.19 per share on
                   the NASDAQ Stock Market(R) on such date).

  The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of February 15, 2001, was 9,689,555.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Proxy Statement for the 2001 Annual General Meeting of Stockholders
Part III (Items 10-13)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I

     ITEM 1.            BUSINESS....................................................  3
                        HISTORY.....................................................  3
                        PRINCIPAL MARKETS...........................................  4
                        PRODUCTS....................................................  5
                        RESEARCH AND DEVELOPMENT....................................  7
                        MANUFACTURING...............................................  8
                        SALES AND MARKETING.........................................  8
                        CUSTOMER SUPPORT AND WARRANTY...............................  9
                        COMPETITION.................................................  10
                        CHANGES IN HEALTHCARE.......................................  10
                        EMPLOYEES...................................................  11
     ITEM 2.            PROPERTIES..................................................  11
     ITEM 3.            LEGAL PROCEEDINGS...........................................  11
     ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  12
                        EXECUTIVE OFFICERS OF THE REGISTRANT........................  12

PART II
     ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        SHAREHOLDER MATTERS.........................................  13
     ITEM 6.            SELECTED CONSOLIDATED FINANCIAL DATA........................  14
     ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS...................................  15
     ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK........................................................  23
     ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................  24
     ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                        AND FINANCIAL DISCLOSURE....................................  50

PART III
     ITEMS 10-13.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........  50

PART IV
     ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                        8-K.........................................................  50

                                     PART I

                                ITEM 1. BUSINESS

Spacelabs Medical, Inc. and its wholly owned subsidiaries ("Spacelabs Medical", "Spacelabs" or the "Company") develop, manufacture, market and service patient monitoring, anesthesia delivery, diagnostic cardiology and clinical information systems ("CIS") products for use throughout the healthcare enterprise. Spacelabs Medical's principal products are used for diagnosis, monitoring and information management across the healthcare continuum. Spacelabs sells the disposable and replaceable supplies to support these products. The Company also has products for the consumer health monitoring market.

Spacelabs Medical has a three-part strategy for growth. The first strategy is to capitalize on its large installed base and relationships in hospitals as a target market for the Company's broad and expanding line of integrated information solutions. Through significant investment in the system architecture of its product lines, the Company has positioned itself to capitalize on the convergence of technologies that is occurring in healthcare. The Company's goal is to provide information solutions, based on the integration of clinical information systems and medical instrumentation technologies, that allow clinical information to be collected at any point of care, from home to hospital, and to be accessible anywhere it is needed. The Company's leading-edge initiatives in wireless, telemedicine and Internet solutions are examples of the power of this architecture. The Company believes that over time this product strategy will positively influence its competitive position in its core markets. Another example of this strategy is the Company's entry into the market for anesthesia delivery systems. This market, estimated at approximately $500 million worldwide, represents a new opportunity for incremental revenue for the Company. Spacelabs is a leader in anesthesia monitoring and information systems. With the new anesthesia delivery system, the Company will be able to provide a comprehensive anesthesia delivery, monitoring and information solution.

The second strategy is to increase sales in its US primary care market while focusing on the profitability of this portion of the business. The Company distributes its products to this market through an extensive network of independent dealer distributors. This distribution network has been very successful in obtaining a high degree of penetration into this market. To focus on profitability the Company will undertake programs that reduce the manufacturing cost of its products and provide features that add value and support higher pricing. The Company will also be increasing its promotional activities aimed at end users to create additional "pull through" demand for its products.

The third strategy is to reformulate the Company's consumer health monitoring business to achieve greater penetration in this market segment. The Company is in the midst of integrating elements of its core business, its consumer health business and Internet connectivity technology. The outcome of this reformulation, the Lifeclinic initiative, will allow individuals and their caregivers access to medical data collected outside of traditional caregiver environments. The Company currently has over 10,000 blood pressure measuring health stations installed in retail and corporate wellness locations. These health stations take approximately 200 million readings each year. This consumer business generates revenue primarily from print advertising on the health stations. Leveraging the established organization, the Lifeclinic initiative will build a network of health stations that provide connectivity to its lifeclinic.com(TM) Web site to allow consumers to better manage their health and communicate with their caregivers. The health stations will provide a dynamic and interactive environment for commercial sponsors to reach this highly targeted, point-of-purchase population. The Company also plans to deploy the Lifeclinic network as a wellness/outreach program within employer, healthcare and other organizations.

HISTORY

Spacelabs Medical was founded in 1958 to collaborate with NASA in developing technology to monitor the vital signs of astronauts in space. By the mid-1960s, the Company was developing vital-signs monitoring systems for use in hospitals, and in 1968, it introduced its first system for monitoring patients in intensive care units. Its technological innovations include the first monitors using distributed microprocessors and the first modular monitors. Effective June 26, 1992, Spacelabs Medical became a separate, publicly traded company.

PRINCIPAL MARKETS

Critical Care Monitoring. The critical care monitoring market in hospitals and elsewhere consists of adult intensive care units; neonatal and pediatric intensive care units; and operating rooms and other associated interventional areas such as recovery rooms, emergency departments, labor and delivery rooms, cardiac catheterization laboratories, endoscopy rooms and step-down units.

Adult critical care units such as coronary care units and surgical intensive care units are characterized by, among other things, labor-intensive staffing, sometimes with a one-to-one or often with a one-to-two nurse-to-patient ratio.

Over the last decade, hospitals have increasingly used telemetry step-down units where patients at risk are still monitored but do not require the high level of nursing care found in intensive care units. A more recent trend has been to use portable monitors in other acute care areas of the hospital when individual patients temporarily need them. This temporary monitoring approach may have cost advantages and allows patients to be monitored without moving to an intensive care unit.

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

Typically, hospitals will have a cardiology or cardiopulmonary department that performs diagnostic cardiology procedures using these types of products. Trained technicians will perform the test, and the results of the test will be read and interpreted by a cardiologist. The department may perform electrocardiogram ("ECG") procedures for outpatient as well as inpatient needs. It is not uncommon for departments other than cardiology, such as emergency or intensive care units, to purchase an electrocardiograph to ensure rapid response time when there is a requirement for an electrocardiogram.

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

Consumer Health Management. The market for Web-based healthcare is growing rapidly and includes both general health information sites as well as more vertical, focused-topic sites. According to the recent study, "Pew Internet and American Life Project: Online life report," 52 million American adults (55% of those with Internet access) went online to get health information. Of these, 92% said the information they found was useful and 55% said that access to the Internet has improved the way they get medical and health information.

Vital signs health stations have traditionally been standalone devices located in retail sites such as pharmacies and mass-merchandising stores as well as in work-site locations. Work-site locations have grown recently as employers focus on helping employees more proactively manage their healthcare, and these sites have the potential for significant future growth. The health stations take vital signs readings such as blood pressure, pulse and weight and provide space for health information. In addition to selling and leasing the health stations, the Company generates revenue by selling advertising space on the health stations.

PRODUCTS

Spacelabs Medical develops, manufactures, markets and services critical care monitoring, diagnostic cardiology and CIS products, as well as other products for use in the healthcare industry.

ULTRAVIEW(TM) MONITORING PRODUCTS. Through integration of its component elements, Spacelabs Medical's Ultraview product line forms an advanced and comprehensive critical care patient monitoring system and the foundation for a CIS. Ultraview products address the hospital's principal monitoring needs, from adult and neonatal intensive care units to outpatient surgery, step-down units and patient transport. The components of the Ultraview system are user-friendly bedside and central monitors, plug-in modules for measuring specific vital signs, Flexport(R) serial interfaces to other manufacturers' bedside devices, an integrated telemetry option and a powerful network for access to clinical information. Spacelabs Medical sells Ultraview products as an integrated system, as standalone monitors or as add-on components to the customer's existing systems. Sales of Ultraview products to hospitals vary widely in amount, depending on the size and configuration of the system. A typical eight-bed hardwired system sells for approximately $170,000, while a typical 12-bed telemetry system sells for approximately $85,000. Hospitals sometimes combine monitoring orders for many units or even for the entire hospital. Such orders can exceed $1 million. Ultraview monitoring products represent the major portion of Spacelabs Medical's current business and are compatible with the Company's previous monitoring systems.

The Company offers an Internet telemedicine solution, Ultraview Web Source, to provide access to comprehensive patient information, including laboratory results by remote access, the electronic patient chart and the clinical data repository. The increasing demands in today's healthcare environment often challenge healthcare organizations to supply clinicians with information wherever they may be. This remote connectivity system provides clinicians with the ability to conveniently view patient records from a remote location, such as the home or office, using a standard browser, the World Wide Web or their organization's intranet.

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

Exercise tolerance test systems are diagnostic cardiology products used to identify latent heart disease not revealed on a routine resting ECG. The patient is subjected to increasing workloads, typically on a treadmill or bicycle, and the ECG is monitored for adverse changes in the heart's response during the increased workload. The product line also includes a quiet treadmill designed for maximum patient safety.

Spacelabs develops, manufactures, markets and services Holter and ambulatory blood pressure ("ABP") monitoring systems. The Holter system's ECG recorders (tape or solid state) are worn by a patient for 24 or 48 hours. The data is then downloaded to an analysis station that processes the recorded ECG data. ABP monitors gather a patient's blood pressure measurement over 24 or 48 hours. An analysis station that quantifies the data and prepares reports for physicians then reads this data. The recorders are among the smallest and lightest available. Report generation capabilities range from simple, easy-to-use strip printers to a Windows-compatible software system.

INTESYS(R) CLINICAL INFORMATION SYSTEMS. Spacelabs Medical develops, manufactures, licenses, sells and supports a line of CIS products under the name Intesys. Intesys systems form an integrated framework to automate, manage and analyze the delivery of care. The Company believes that CIS creates a powerful tool for providing more efficient and effective patient care. The Company also believes that its substantial installed base of medical devices that automatically collect vital patient information provides it with a competitive advantage over other manufacturers' nonintegrated approaches to critical care CIS.

Clinical Information Systems. With these systems, data can be collected automatically from patient monitors, including data from other vendors' devices integrated through Flexport serial interfaces or a gateway. In addition to maintaining flow sheets, other charting functions are computerized, such as making notes and observations and charting laboratory results. The Caremaster(R) Plus computer system has been designed to interface with other hospital information systems. The 1700, Universal Clinical Workstation ("UCW"(R)), or another computer workstation at the patient site or elsewhere on the network can function as a terminal to enter and review data on the Caremaster Plus record. There are currently departmental applications for adult, pediatric and neonatal intensive care; the emergency department; anesthesia; cardiology; labor and delivery. The Caremaster Plus Enterprise CIS is for use throughout the healthcare enterprise. The main components of the system are results reporting, a resource scheduler to help organize appointments throughout the enterprise, comprehensive documentation, a clinical data repository ("CDR") to integrate information from clinical and administrative systems, and a master patient index to address the problem of patients being identified differently by disparate systems.

Cardiology Management Systems. The Pyramis(R) Integrated Cardiology System provides a true enterprise-wide cardiology information management system with workflow management, cardiology outcomes assessments, a comprehensive cardiac data repository and integration of disparate patient data from legacy systems into a single, patient-centric, cardiology record.

Outcomes System. The Quality In Care ("QuIC")(1) software application is a cross-patient analytical tool that helps administrators and clinicians analyze clinical practice and make critical decisions regarding the quality and effectiveness of intensive care from clinical and cost perspectives.

---------------

(1)QuIC is a registered trademark of Emergent Information Technologies, Inc.

Interfaces. Most healthcare providers today have implemented multiple, disparate information applications within their organizations. As the desire for integration of information within these organizations increases, the need for information systems interfaces has also increased. In keeping with an open-architecture design philosophy, the Company is able to provide a wide array of interfaces that will exchange data between its own and other vendors' HL7-compliant systems. HL7 is an industry standard communication protocol.

While the Intesys products have been designed to meet the needs of the evolving healthcare provider industry, because of the rapid change in the evolving US healthcare delivery system, there can be no assurance that Intesys or its components will satisfy fully user requirements and result in significant commercial sales.

SPACELABS MEDICAL DATA. The Company's Spacelabs Medical Data division provides centralized cardiovascular services for a wide variety of pharmaceutical and medical device clinical trials, and also to clinicians. These services include Ambulatory Blood Pressure Monitoring, ECG, Holter and Event Monitoring. In June 2000 the Company submitted a petition to the Health Care Financing Agency ("HCFA") requesting HCFA to reconsider its 1982 non-coverage decision for Ambulatory Blood Pressure Monitoring. In February 2001, a Medical Coverage Advisory Panel voted unanimously to support the use of Ambulatory Blood Pressure Monitoring in cases of suspected white coat hypertension. HCFA has not yet made a decision on Ambulatory Blood Pressure Monitoring coverage.

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

CONSUMER HEALTH MANAGEMENT. The Company conducts its consumer health management business through its Lifeclinic subsidiaries. The Company currently has over 10,000 installed vital signs health stations, which take over 200 million readings a year. Two models of health stations are available to measure combinations of blood pressure, heart rate and weight. Additionally, a new Lifeclinic Health Station measures blood pressure, heart rate, body mass index and weight and can upload such information, on a secured basis, to the lifeclinic.com Web site. The lifeclinic.com Corporation has developed a sophisticated Web site with rich content and personal-medical-record database capabilities using a robust Internet-based clinical data repository.

RESEARCH AND DEVELOPMENT

Spacelabs Medical conducts extensive research and development activities both internally and by funding projects undertaken by outside groups. Such activities include the design and development of new products for its patient monitoring systems, diagnostic cardiology products and CIS products. Spacelabs Medical is continuously seeking ways to improve its product line and enhance the functionality of its patient monitoring and CIS. This process of improvement offers the opportunity for additional revenue from upgrades and the sale of new functions and features. Spacelabs has used its product development effectively across various product lines. For example, the patient record function of the lifeclinic.com Web site is an adaptation of the charting function used in the Company's clinical data repository product. In 2000, research and development expenses were $27.0 million or 10.8% of revenue, compared to $29.7 million or 9.9% of revenue in 1999. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Operating Expenses."

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

MANUFACTURING

Spacelabs Medical manufactures the majority of its products in Redmond, Washington. The Company's diagnostic cardiology products are manufactured primarily in Deerfield, Wisconsin, and until November 2000 the fetal monitoring products were manufactured in Hamden, Connecticut. As of November 2000, the fetal monitoring products are manufactured in Redmond, Washington. The Company expects that this change will improve overall manufacturing efficiencies for the fetal product line. The Company conducts regular product reviews to reduce manufacturing costs and continually pursues improvement programs to eliminate waste and redundancy.

Certain devices for sale by Spacelabs Medical are purchased from third parties, including computers, peripheral accessories and remote displays. The Company also purchases subassemblies, such as display screens and printer mechanisms, and other materials and component parts used in the manufacture of its products. Many of these are available from multiple supply sources. Spacelabs Medical does depend, however, on certain single-source vendors for some important component parts. While any of these single-source items could be replaced over time, there is no assurance that the Company could replace the product in a timely manner, and abrupt disruption in the supply of a single-source part could have a material adverse effect on the Company's ability to manufacture products relying on such items. In addition, component parts of certain of the Company's products are manufactured in countries that have periodically experienced political pressure, such as Taiwan, which could delay or disrupt the supply of these component parts. Spacelabs Medical cannot predict whether there is a substantial likelihood of abrupt disruption in the supply of any of these items. However, it has taken steps to mitigate the effect of disruption in the supply of some items by either maintaining an inventory of certain critical components or locating another source of certain parts that would be available in the event of an interruption of supply.

Spacelabs Medical contracts with ODLeeuwarden B.V. ("ODL"), located in the Netherlands, for the manufacture of its anesthesia system, as Spacelabs determines, in accordance with Spacelabs specifications and all applicable regulatory and quality requirements. Spacelabs Medical believes it has taken all necessary and appropriate steps to retain all the rights to the anesthesia system. Spacelabs management believes that ODL has the capability to supply its requirements; however, there can be no assurance that there will not be disruption in the supply of the anesthesia systems.

Spacelabs Burdick, Inc., is party to a joint venture agreement (the "Joint Venture") in the People's Republic of China; the Joint Venture was established originally in 1995 by Burdick, Inc. prior to its acquisition by Spacelabs. The other parties to the agreement are Shanghai Medical Instruments (Group) Corporation and Wei Cheng Industrial Co., Ltd. Both of the other parties are domiciled in the People's Republic of China. While the Company does not believe that the operations of the Joint Venture currently have or will have a material adverse effect on the overall operations of the Company, there can be no assurance that such adverse effect will not occur in the future.

The Company also has a subsidiary in Tianjin, People's Republic of China, established as a Wholly Owned Foreign Entity ("WOFE") under Chinese law. The Company manufactures certain of its models on a semi-knockdown ("SKD") basis.

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

Spacelabs Medical markets its products outside the US in over 100 countries through a combination of direct sales organizations and independent distributors. International sales, service and sales-administration activities are managed from the Company's corporate offices and through subsidiary offices located in Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Taiwan and the United Kingdom. Although international sales are broadly distributed worldwide, a major disruption of distribution in certain foreign markets may have a major effect on Spacelabs Medical's total annual revenue. Sales to foreign customers including export sales accounted for approximately 34% of Spacelabs Medical's revenue in 2000. See Note 14 of "Notes to Consolidated Financial Statements."

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

CUSTOMER SUPPORT AND WARRANTY

Spacelabs Medical warrants most of its new products (exclusive of software) for all parts and labor generally for the earlier of 14 months from the date of original delivery or 12 months from first online operation. Under the terms of the warranty, the customer is assured of service and parts so that the equipment will operate in accordance with specifications. Spacelabs Medical warrants that software will perform in accordance with specifications at the delivery date and thereafter as long as the customer maintains a software maintenance agreement. Spacelabs Medical offers a variety of post-warranty service agreements that permit customers to contract for the level of equipment maintenance they require. In addition, Spacelabs Medical offers specific software support agreements, reflecting the growing use of Spacelabs Medical's software products that can be updated. Service is provided at rates competitive with those offered by Spacelabs Medical's competitors. Some new diagnostic cardiology products are warranted, inclusive of software, for all parts and labor during the warranty term, which may be one year, three years or five years, depending on the product. Diagnostic cardiology products are serviced in the field by the Spacelabs Medical service organization. In addition, authorized diagnostic cardiology dealers maintain the equipment they sell and provide on-site field service whenever it is practical. Such dealers participate in ongoing technical certification programs to ensure their technical expertise. The Company's warranty costs are included in cost of sales in its Consolidated Financial Statements herein.

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

The Company has also provided warranties to certain customers regarding Year 2000 ("Y2K") compliance of its products. While the Company had a good faith belief that such warranties were appropriate and accurate at the time they were made, there can be no assurance that ultimately they will be found to be accurate. Additionally, the Company engaged in good faith efforts to notify customers of Y2K product issues and requested that customers place orders for required upgrades and updates of products currently in service in time to ameliorate the issue prior to January 1, 2000. A majority of customers responded as requested by the Company in a timely manner and received upgrades or updates that rendered qualified equipment Y2K compliant. However, some customers did not respond in a timely manner, and there can be no assurances with respect to the Y2K compliance of their equipment. Additionally, there can be no assurance that customers do not experience Y2K problems with respect to the operation of Spacelabs equipment in their care, custody or control.

COMPETITION

The worldwide markets for patient monitoring, diagnostic cardiology and CIS are intensely competitive. Spacelabs Medical faces competition from many US and international companies, some of which have far greater financial, marketing, service, technical, and research and development resources than those of the Company. Within the critical care patient monitoring markets, Agilent Technologies ("Agilent"), formerly the Hewlett-Packard Company's Medical Products Group, is Spacelabs Medical's primary worldwide competitor. During 2000, it was announced that Royal Philips Electronics ("Philips") intends to purchase Agilent. Other critical care monitoring competitors include, but are not limited to, G. E. Marquette Medical Systems ("Marquette"), Siemens AG, Welch-Allyn/Schiller (which recently acquired Protocol Systems), Datascope Corporation, Datex Medical Instrumentation, Inc. (owned by Instrumentarium) and Medical Data Electronics, plus many other companies throughout the world.

The primary competitors in the diagnostic cardiology markets are Marquette, Agilent, Quinton, Welch-Allyn/Schiller and a number of other companies. Spacelabs Medical faces competition in CIS from Meditech, Siemens (which acquired Shared Medical Systems), Cerner, Pices, McKessonHBOC and IDX. Alliances and other cooperative arrangements among competitors and/or other third parties are becoming more common. This may increase competitive pressures.

The Company believes its health stations command approximately 70% of the US market. Its competitors include companies such as CardioTech International and Computerized Screening, Inc. and other health-related Web sites, including Web MD, mybp.com and dohealth.com.

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

CHANGES IN HEALTHCARE

Spacelabs Medical's monitoring products are capital equipment that is often purchased by hospitals that are part of an Integrated Delivery Network ("IDN"). The decision to purchase monitoring equipment either to replace existing equipment or as part of a renovation or expansion, is part of the IDN's general capital budgeting process. While some aspects of the utilization of this equipment may be billed separately, the costs of monitoring products are normally recovered by the buyer as part of general charges for intensive care, operating room and so forth. Reimbursement often covers only a portion of charges. In general, purchases are driven by the need to provide adequate instrumentation to meet contemporary standards of care. Within this context, monitoring products, along with other capital equipment, are purchased as a hospital or foreign health authority can commit the funds. Any reimbursement changes that tend to reduce a hospital's profitability or specifically reduce capital reimbursement will tend to depress capital equipment spending. Hospital managers also may delay purchases during periods of uncertainty about future reimbursement and cash flow.

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

In 1996, the US Congress passed the Health Insurance Portability and Accountability Act ("HIPAA"), which authorized the Department of Health and Human Services ("HHS") to promulgate regulations and standards relating to administrative and financial healthcare transactions, unique health identifiers, security, electronic signatures and other related matters. To date, HHS has issued a number of proposed regulations relating to the foregoing which may adversely effect the Company's business, including but not limited to product requirements and customer expectations.

The Balanced Budget Act of 1997 is reducing overall US government expenditures for Medicare payments and as a result is having a negative impact on healthcare providers' profitability.

EMPLOYEES

As of February 15, 2001, Spacelabs Medical had approximately 1,216 full-time employees. None of Spacelabs Medical's US employees are covered by collective bargaining agreements, and the Company considers its employee relations to be satisfactory worldwide.

                               ITEM 2. PROPERTIES

Spacelabs Medical's corporate offices are located in Redmond, Washington, in 450,300 square feet of office and manufacturing space owned by the Company. Approximately 50,000 square feet of this space is leased. The Company's patient monitoring, CIS and fetal monitoring products are designed and manufactured at this location. The Company's diagnostic cardiology products are principally designed and manufactured in a 100,000 square-foot leased facility in Deerfield, Wisconsin. The Company believes that its facilities are adequate to meet its capacity requirements, but there can be no assurance that the facilities will ultimately do so.

                           ITEM 3. LEGAL PROCEEDINGS

Spacelabs Medical is subject to various product liability, patent, employment, commercial and other proceedings. While the outcome of these proceedings cannot be predicted with certainty, Spacelabs Medical believes that none of such proceedings, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or financial statements.

On March 21, 2001, four named plaintiffs filed a class action in Superior Court King County Washington on behalf of themselves and others allegedly similarly situated, alleging national origin discrimination and other claims arising out of certain alleged terms and conditions of employment of certain Hispanic employees at the company. While the outcome of these proceedings cannot be predicted with certainty, management does not believe the complaint is meritorious and intends to vigorously defend its interests.

Spacelabs Medical maintains insurance coverage for specified risks that it believes is appropriate to its business and that is typical of similarly situated companies. There can be no assurance that Spacelabs Medical's current insurance coverage will prove adequate or that the amount or type of coverage available to the Company will remain available on a cost-effective basis.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding the executive officers of Spacelabs Medical:

Carl A. Lombardi, 57       Chairman of the Board and Chief Executive Officer of
                           Spacelabs Medical since 1992; Group Vice President of
                           Westmark from 1987 to 1992; Group Vice President of
                           Squibb Medical Systems from 1982 to 1987; President of Spacelabs Medical since 1981.

Eugene V. DeFelice, 42     Vice President, General Counsel and Secretary of
                           Spacelabs Medical since 1997; General Counsel and
                           Secretary of Spacelabs Medical from 1996 to 1997;
                           General Counsel and Member of the Board of Huntleigh
                           Healthcare, Inc. in 1995; Assistant General Counsel,
                           Division of Hoffmann-LaRoche from 1986 to 1994.

Roy L. Hays, 50            Vice President, Product Development of Spacelabs
                           Medical since 1995; Senior Director, Product
                           Development of Spacelabs Medical from 1991 to 1995;
                           various other management positions in product development for Spacelabs Medical from 1988 to 1991.

Dennis E. Larsen, 53       Vice President, Business Development of Spacelabs
                           Medical since 1998; Vice President and Supplies
                           Products General Manager of Spacelabs Medical from
                           1995 to 1998; Vice President, Business Development of
                           Spacelabs Medical from 1990 to 1995.

Timothy R. Miskimon, 51    Senior Vice President, International Operations of
                           Spacelabs Medical since 1998; Vice President,
                           International of Spacelabs Medical from 1992 to 1998.

James A. Richman, 54       Vice President and Corporate Controller of Spacelabs
                           Medical since 1995; Corporate Controller of Spacelabs
                           Medical from 1992 to 1995.

James E. Roop, 44          Vice President and General Manager, US Monitoring
                           Sales, Spacelabs Medical since 1998; Vice President
                           Sales, US Monitoring of Spacelabs Medical from 1997 to 1998; various other senior sales management positions for Spacelabs Medical from 1996 to 1997;
                           various sales management positions for US Surgical
                           Corporation from 1986 to 1996.

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

                                                                 Quarter ended
----------------------------------------------------------------------------------------------
                                                  March      June      September      December
----------------------------------------------------------------------------------------------
2000
  High                                             $20 3/4   $15 15/16    $12 3/8       $14 1/2
  Low                                               14 1/4     9 3/4        8 5/16        8 15/16
----------------------------------------------------------------------------------------------
1999
  High                                             $22 9/16  $18 7/8      $18 5/8       $19 3/4
  Low                                               16 1/4    14 1/2       14 1/4        12 1/2
----------------------------------------------------------------------------------------------

Holders. The approximate number of holders of record of Spacelabs Medical common stock, as recorded on the books of Spacelabs Medical's Registrar and Transfer Agent as of February 15, 2001, was 5,236.

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

---------------------------------------------------------------------------------------------------

(dollars in thousands, except per-share
  data)                                      2000        1999        1998        1997        1996
---------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED
  Revenue(1).............................  $248,969    $301,173    $275,173    $266,226    $248,904
  Gross margin...........................   107,818     143,959     122,723     131,158     124,871
  Gross margin as a percent of revenue...      43.3%       47.8%       44.6%       49.3%       50.2%
  Selling, general and administrative....    83,062      93,552      90,551      79,279      74,189
  Research and development...............    26,984      29,663      30,715      31,614      28,293
  Acquisition of in-process research &
     development.........................        --          --          --      33,967       8,797
  Restructuring of operations............        --          --       3,559         911       7,126
  Other income (expense).................    (6,641)     (5,607)      6,475      (1,467)      1,608
  Income (loss) before income taxes......    (8,869)     15,137       4,373     (16,080)      8,074
  Net income (loss)......................    (4,691)      9,812       2,713     (20,398)      2,562
  Net income (loss) as a percent of
     revenue.............................      (1.9)%       3.3%        1.0%       (7.7)%       1.0%
  Basic net income (loss) per share......  $  (0.49)   $   1.04    $   0.29    $  (2.13)   $   0.25
  Diluted net income (loss) per share....  $  (0.49)   $   1.04    $   0.29    $  (2.13)   $   0.25
---------------------------------------------------------------------------------------------------
AT YEAR-END
  Receivables............................  $ 71,865    $ 85,399    $ 82,574    $ 70,691    $ 63,004
  Inventories............................    74,594      74,015      65,912      59,779      56,114
  Working capital........................   138,129     136,015     120,629     120,647     131,728
  Total assets...........................   274,906     291,665     286,047     290,192     257,445
  Long-term obligations..................    67,149      66,108      65,143      66,846      13,500
  Shareholders' equity...................   165,005     169,887     161,021     164,869     196,348
  Book value per share(2)................  $  17.04    $  17.91    $  17.08    $  17.42    $  19.97
---------------------------------------------------------------------------------------------------

(1) Reclassifications of freight revenue and costs have been made to prior period revenue, cost of sales and selling, general and administrative expenses in connection with the adoption of Emerging Issues Task Force consensus 00-10, "Accounting for Shipping and Handling Fees and Costs."

(2) Book value per share is based on the number of common shares outstanding as of year-end.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

MARKET OVERVIEW

The Company believes that changes in the healthcare environment will create incentives to optimize process efficiencies, control costs, increase the quality of patient care and consequently, create increased demand for products which aid in reaching these goals. Automation of data collection, analysis and distribution can play an important role in realizing such efficiencies and increasing the quality of care that healthcare providers deliver. The Company believes that the convergence of information technologies being witnessed in many industries will provide major benefits to healthcare providers and opportunities in the market. The Company remains focused on integrating the components of its traditional instrumentation products with information system technologies in order to meet the evolving information needs of its customers. The Company also believes that this product strategy will differentiate its product line as a whole and thereby provide competitive benefit. Because the market is emerging and the healthcare delivery system remains in a period of transition, it is difficult to predict the rate of growth of the market and, therefore, the Company's ability to produce incremental revenue from these enhancements.

US Medical Monitoring Market

The hospital market for the capital equipment products that the Company sells was impacted negatively by a number of external factors during 2000. First, the Balanced Budget Amendment of 1997 reduced the level of Medicare reimbursement from that point forward and therefore put pressure on provider's profitability and funds available in 2000. Second, heavy expenditures by providers in 1999 to bring systems into Y2K compliance impacted the market in 2000 by pulling orders that might have closed in 2000 into 1999 and by reducing capital availability in 2000. Finally, the uncertainties revolving around the pending guidelines of the Healthcare Insurance Portability and Accountability Act (HIPAA) generated a note of caution among customers as they began to assess the Act's potential impact. The Company believes that these impacts were felt industry-wide.

Although the markets for the medical devices sold by the Company are affected by advances in technology, they remain primarily replacement markets driven by a provider's decision to replace older or obsolete equipment. As a result, healthcare providers have discretion in the timing of their equipment purchases and can delay them. In the current market environment, competition for business is intense, creating continued pricing pressure.

The restructuring and consolidation among healthcare providers have increased the complexity of selling capital equipment. Today's providers have larger and more complicated purchasing processes and more difficult issues needing solutions provided by the Company's products. These factors contribute to uncertainty in revenue projections both on a quarterly and an annual basis.

US Cardiology Market

A market for the Company's line of noninvasive diagnostic cardiology products exists in both hospitals and physicians' offices/clinics. Historically, the Company's sales effort was primarily targeted toward the physician's office. More recently the sales efforts have been strategically expanded to also focus on the hospital market. The hospital market for cardiology products has been influenced by the same factors as described above under US Medical Monitoring Market. The office market was negatively influenced by a different set of factors. Changes in the organization of the supply chain, both manufacturers and distributors, have created additional competitive dynamics. As with the medical monitoring market, the markets for the cardiology products sold by the Company remain primarily replacement markets driven by a provider's decision to replace older or obsolete equipment. As a result, healthcare providers have discretion in the timing of their equipment purchases and can delay them. In the current market environment, competition for business is intense, creating continued pricing pressure.

International Market

The Company markets its products in over 100 countries outside of the US. The dynamics influencing the vitality of each market can differ greatly country to country or region to region. During 2000 business in Europe and China was strong. Meanwhile, weak economic conditions in parts of the Company's Asia, Pacific and Latin America regions continued with the result that sales in these regions remained slow. The market in Canada was also weak as it had been fueled in 1999 by a one-time, government-sponsored replacement program for non-Y2K compliant medical equipment. The combination of political, economic and healthcare delivery policies can influence the market for capital equipment and the Company's performance in any country or region in any given year. The effects of worldwide political and economic dynamics, including currency exchange rates, are not in the control of the Company and, therefore, the impact on the Company's performance and financial statements cannot be predicted with precision.

Consumer Health Management

The Company has historically participated in the consumer health market through the placement of its consumer blood pressure monitoring health stations in retail and employer locations. The Company is the leading supplier of health stations in the US. The installed base of over 10,000 stations takes approximately 200 million blood pressure measurements each year. The revenue from this business comes primarily from print advertising placed on the health stations, but also from the sale and lease of the health stations. The Company is in the process of reformulating its current consumer health business based on Internet technology. Healthcare and the Internet are in the early stage of convergence, and the market is still emerging. However, the early indications show a high degree of promise. Among consumers, healthcare remains a leading search topic on the Internet. The Company is initially targeting hypertension and diabetes as the focus for its consumer-focused offering. Fifty million Americans suffer from hypertension, more than any other significant disease, and 16 million Americans suffer from diabetes.

RESULTS OF OPERATIONS

REVENUE
--------------------------------------------------------------------------------

     (dollars in millions)         2000         Change         1999         Change         1998
------------------------------------------------------------------------------------------------

US revenue......................  $164.7        (22.7)%       $213.1         10.0%        $193.8
International revenue...........    84.3         (4.3)%         88.1          8.1%          81.4
                                  ------                      ------                      ------
Total revenue...................  $249.0        (17.3)%       $301.2          9.4%        $275.2
                                  ======                      ======                      ======
------------------------------------------------------------------------------------------------

Revenue for 2000 was $249.0 million, down 17.3% from $301.2 million in 1999 due primarily to decreases in US revenue. Revenue for 1999 was up 9.4% from 1998 due primarily to increases in both US and International revenue.

US revenue declined to $164.7 million, down 22.7% from $213.1 million in 1999. US Monitoring Systems revenue decreased 25.8% in 2000 to $115.4 million from $155.4 million in 1999. The Company believes the decrease in US Monitoring Systems revenue was primarily a result of soft market conditions throughout 2000. Factors contributing to this market condition appear to include reduction in Medicare reimbursement, lingering Year 2000 ramifications and the potential negative impact of HIPAA. US Cardiology Systems revenue decreased 15.3% in 2000 to $37.2 million from $43.9 million in 1999 due to the same factors that influenced the US Monitoring Systems market, as well as consolidation in the supply chain in the core physicians' office market. US revenue in 1999 was up 10.0% over 1998 due primarily to continued interest in the Ultraview Care Network(TM) products introduced in 1998, increased buying stimulated by the need for Y2K readiness, and growth in the hospital distribution channel for cardiology products. The market for patient monitoring equipment continues to be extremely competitive as a result of changes in the US healthcare delivery system. At this time, management sees no identifiable factor in the environment that would definitively signal an end to this condition.

International revenue, including export sales, decreased by 4.3% to $84.3 million in 2000 from $88.1 million in 1999. International revenue in 1999 increased by 8.1% from 1998. International revenue comprised 33.7% of total revenue in 2000, compared with 29.2% in 1999 and 29.6% in 1998. The dollar decrease in international revenue in 2000 was due to unfavorable currency exchange rates and unusually large revenue volume in Canada in 1999. The increase in international revenue in 1999 was attributable primarily to strong growth in parts of Europe and in Canada, which was fueled by a one-time, government-sponsored replacement program for non-Y2K-compliant medical equipment in Canadian hospitals.

At December 31, 2000, the Company had approximately $43.5 million of backlog orders believed to be firm, compared to $61.3 million at December 31, 1999. It is estimated that approximately 78% of the Company's 2000 backlog will ship within the next 12 months. The Company's ability to produce consistent future revenue growth is, to a certain extent, dependent on its backlog of currently shippable orders. In addition to the current soft US market conditions, backlog is subject to seasonal variation and there is no guarantee that the Company will have sufficient backlog in any given quarter to meet its revenue objectives. In addition, the timing of international revenue has historically been subject to a higher degree of uncertainty than US revenue due to the need for foreign government approvals, more complex financing arrangements, greater variability in the financial stability of the customers and instability of currencies in parts of the world.

GROSS MARGIN
--------------------------------------------------------------------------------

    (dollars in millions)        2000         Change         1999         Change          1998
------------------------------------------------------------------------------------------------

Gross margin..................  $107.8        (25.1)%       $144.0         17.3%        $  122.7
As a % of revenue.............    43.3%                       47.8%                        44.6%
------------------------------------------------------------------------------------------------

Gross margin as a percentage of revenue was 43.3% in 2000, compared to 47.8% in 1999 and 44.6% in 1998. The decline in gross margin is a result of several factors, including the impact of decreased revenue on the fixed-cost components of the Company's cost of sales; a lower proportion of revenue from the US Monitoring Systems segment, which typically carries higher profit margins; competitive pricing pressure; and continued strengthening of the US dollar relative to other currencies. Gross margin in 1999 was favorably influenced by strong revenues for the US Monitoring Systems segment, the realization of cost savings as a result of restructuring initiatives introduced during 1998 and the effect of increased revenue on the fixed components of the Company's cost of sales. Gross margin in 1998 was negatively impacted by a $4.0 million inventory write-down as a result of the introduction of new monitoring products as well as charges related to Year 2000 compliance for products previously sold to customers and the write-off of obsolete product line technology. Excluding these unusual charges, gross margin for 1998 would have been 47.5%. The Company believes that pressure on gross margin from aggressive worldwide competitive pricing will continue.

OPERATING EXPENSES
--------------------------------------------------------------------------------

          (dollars in millions)            2000       Change      1999       Change       1998
------------------------------------------------------------------------------------------------

Selling, general and administrative......  $83.1      (11.2)%     $93.6        3.3%      $  90.6
As a % of revenue........................   33.4%                  31.1%                   32.9%
------------------------------------------------------------------------------------------------

Research and development.................  $27.0       (9.0)%     $29.7       (3.3)%     $  30.7
As a % of revenue........................   10.8%                   9.9%                   11.2%
------------------------------------------------------------------------------------------------

Selling, general and administrative expenses decreased 11.2% to $83.1 million in 2000 from $93.6 million in 1999. Selling, general and administrative expenses represented 33.4% of revenue in 2000 as compared to 31.1% in 1999. The decrease in 2000 expenses on a dollar basis was due to efforts to reduce fixed costs in response to current market conditions. In addition, variable selling expenses decreased commensurate with the decline in revenue. In 1999, selling, general and administrative expenses increased by 3.3% over 1998. The growth in 1999 expenses was due primarily to higher variable selling expenses associated with increased revenue levels. During 1999, the Company changed life insurance carriers and coverage for its employees, resulting in the reversal of certain self-insurance liabilities, which had a favorable impact on selling, general and administrative expenses.

The Company reduced research and development costs in 2000 to $27.0 million (10.8% of revenue) from $29.7 million (9.9% of revenue) in 1999. During 2000, the Company continued to invest in the development of an anesthesia delivery system and other future products and programs, including the Company's reformulation of its consumer health business, Lifeclinic. These expenditures were offset by efforts to reduce fixed costs in response to current market conditions. The Company has not capitalized software development costs in its existing product line; however, the development of certain newer products may require such treatment in future periods. In 1999, research and development costs decreased 3.3% from 1998 due to certain cost reduction initiatives.

SEGMENT PROFIT
--------------------------------------------------------------------------------

       (dollars in millions)          2000         Change        1999         Change        1998
-------------------------------------------------------------------------------------------------

Segment profit:
  US Monitoring Systems.............  $21.7         (48.2)%      $41.8         44.3%        $29.0
  US Cardiology Systems.............   (0.0)       (100.8)%        3.5         (5.0)%         3.7
  International.....................    9.0          22.9%         7.4         (0.4)%         7.4
  Consumer Health Management........   (0.9)       (139.2)%        2.3        (42.7)%         4.0
-------------------------------------------------------------------------------------------------

  Total segment profit..............  $29.8         (45.9)%      $55.0         24.7%        $44.1
                                      =====                      =====                      =====
-------------------------------------------------------------------------------------------------

The Company measures segment profit as operating income before research and development, restructuring charges, and certain unallocated corporate general and administrative expenses. During 2000, segment profit for the Company's US Monitoring Systems business decreased 48.2% to $21.7 million from $41.8 million during 1999. This decline was attributable to lower sales volumes within the segment. The growth in 1999 US Monitoring Systems segment profit compared to 1998 was primarily attributable to increased revenue, the realization of cost savings related to new generation products and cost reduction initiatives.

US Cardiology Systems segment profit declined to ($29,000) in 2000 from $3.5 million in 1999 as a result of lower sales volumes within the segment and continuing competitive pricing pressures. The Company is continuing to develop its hospital sales channel for US Cardiology Systems products in order to capture additional revenue and higher gross margin from end user sales to that market. However, the soft market conditions within the hospital channel offset gains during 2000. Segment profit in 1999 was down 5.0% from 1998, due primarily to changes in product mix and competitive pricing pressures.

International segment profit increased 22.9% to $9.0 million in 2000 from $7.4 million in both 1999 and 1998. The increase in segment profit in 2000 was due to favorable product mix and cost reduction initiatives implemented in 2000. Management does not anticipate that such favorable mix will continue in the foreseeable future given competitive worldwide pricing pressures and the continued strength of the US dollar relative to other currencies.

Segment profit (loss) from the Consumer Health Management business was ($0.9) million in 2000 compared to $2.3 million in 1999 and $4.0 million in 1998. The decline was due primarily to selling, general and administrative expense investments in Lifeclinic, which was launched in the fourth quarter of 1999, and lower revenue volume.

RESTRUCTURING OF OPERATIONS

During 1998, the Company recorded charges totaling approximately $3.6 million associated with a restructuring program related to improving the Company's cost structure. The charges represent the cost of employee severance benefits and related expenditures for 86 employees, office closure costs associated with the elimination of two research offices and three sales offices, and related asset impairment charges. These charges were fully settled in 1999.

INTEREST AND OTHER INCOME (EXPENSE)
--------------------------------------------------------------------------------

                   (dollars in millions)                      2000         1999          1998
----------------------------------------------------------------------------------------------

Interest income.............................................  $ 0.7        $ 0.4        $  0.5
----------------------------------------------------------------------------------------------

Interest expense............................................  $(5.9)       $(4.9)       $(4.8)
----------------------------------------------------------------------------------------------

Other income (expense), net.................................  $(1.4)       $(1.1)       $ 10.8
----------------------------------------------------------------------------------------------

Interest income in 2000 totaled $0.7 million compared to $0.4 million in 1999 and $0.5 million in 1998. The increase in interest income in 2000 was attributable to interest on income tax refunds received during the year.

Interest expense in 2000 increased to $5.9 million from $4.9 million in 1999 and $4.8 million in 1998. The increase in interest expense in 2000 was due primarily to higher average interest rates during the year. In addition to increases in interest rates on floating rate debt resulting from higher overall market rates, the Company's incremental borrowing rate increased as a result of refinancing its bank credit facility in August 2000.

Other income (expense), net, is comprised primarily of losses from foreign currency fluctuations of $667,000 in 2000 and $520,000 in 1999 due to the strengthening of the US dollar against the currencies of the Company's foreign operations. Other income (expense) in 1998 includes a gain of $13.1 million from the sale of Physio Control International Corporation common stock. During the same period, the Company also incurred $2.1 million in charges primarily related to the write-down of certain other assets and recognized foreign currency gains totaling $363,000 as a result of the weakening of the US dollar against the currencies of the Company's foreign operations.

TAXES AND NET INCOME (LOSS)
--------------------------------------------------------------------------------

        (dollars in millions, except per-share data)           2000         1999          1998
------------------------------------------------------------------------------------------------

Income tax expense (benefit)................................  $ (4.2)       $ 5.3        $   1.7
Effective tax rate..........................................    47.1%        35.2%         38.0%
Net income (loss)...........................................  $ (4.7)       $ 9.8        $   2.7
Basic and diluted net income (loss) per share...............  $(0.49)       $1.04        $  0.29
------------------------------------------------------------------------------------------------

The effective tax benefit rate for 2000 was 47.1% as compared to tax expense rates of 35.2% in 1999 and 38.0% in 1998. Effective tax rates in 2000 and 1999 were favorably impacted by the implementation of various tax recovery and reduction strategies. Management expects the benefits of these tax strategies, several of which are one-time in nature, to be less significant in future periods. Management believes the Company's net deferred tax assets of $28.4 million at December 31, 2000, are more likely than not to be realized based on amounts available for carryback to previous taxable years, tax strategies involving the sale of appreciated property and future profitability expectations. Failure to meet future profitability expectations could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense.

As a result of the above factors, the Company reported a net loss of $(4.7) million or $(0.49) per share in 2000, net income of $9.8 million or $1.04 per share in 1999 and net income of $2.7 million or $0.29 per share in 1998.

CAPITAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

                                                                              Dollar        Percent
             (dollars in millions)                 2000          1999         Change        Change
---------------------------------------------------------------------------------------------------

Cash and cash equivalents.......................  $  2.6        $  2.6         $0.0          0.0%
Working capital.................................   138.1         136.0          2.1          1.5%
Long-term obligations...........................    67.1          66.1          1.0          1.5%
---------------------------------------------------------------------------------------------------

Cash and cash equivalents were $2.6 million at both December 31, 2000, and December 31, 1999. Working capital was $138.1 million at December 31, 2000, up $2.1 million from December 31, 1999.

Operating activities provided $3.9 million in cash in 2000, compared to $6.4 million in 1999. The decline in cash provided by operating activities was due primarily to the net loss in 2000 and reductions in accounts payable and accrued expenses, offset in part by decreases in accounts receivable. The reduced level of accounts payable and accrued expenses is attributable to lower operating expense levels in 2000. The decrease in accounts receivable is attributable to lower revenue levels.

The Company invested $3.4 million in property, plant and equipment in 2000, compared to $6.2 million in 1999. Capital expenditures in 2000 were primarily for technology and information system assets and for new product tooling. Management expects 2001 capital expenditures to be significantly higher than 2000 levels due to anticipated investments in Lifeclinic internet-enabled health stations. Investing activities in 1999 included implementation and upgrade costs of Y2K-compliant financial software in the Company's international subsidiary locations and new service-call tracking software.

Net borrowings under the Company's long-term revolving credit facility decreased by $0.9 million during 2000. Short-term borrowings under the Company's international credit lines decreased by $0.1 million, and the Company made scheduled principal payments of $0.8 million on other long-term debt during 2000. The Company also repurchased $0.4 million in treasury stock in 1999 related to the Company's stock repurchase programs authorized by the Board of Directors in 1995 and 1997. The Company did not repurchase any shares under these programs in 2000. At December 31, 2000, approximately 848,600 shares remain authorized for repurchase under the programs. Shares acquired under the repurchase programs are being used to service the Company's various employee benefit plans and may be used for other purposes the Company deems appropriate.

On August 11, 2000, the Company entered into an amended long-term credit agreement with its banks, which provides for a $75.0 million long-term revolving credit facility and an $11.3 million term loan. The $75.0 million facility includes a $45.0 million revolving component and a $30.0 million revolving component. The $45.0 million component is due in full in July 2005. At December 31, 2000, the outstanding balance under this component was $24.4 million. The $30.0 million component converts to a term loan in July 2001, at which time it becomes repayable in 20 quarterly installments, commencing October 2001. At December 31, 2000, the full $30.0 million was outstanding under this component. The interest rate on the $75.0 million facility ranges from 150 basis points over LIBOR to 250 basis points over LIBOR, based on certain quarterly performance criteria. The $11.3 million term loan is repayable in monthly installments of $62,500 until December 2003 at which time the balance is due in full. The interest rate on the term loan is 150 basis points over LIBOR. The credit facility is collateralized by a first security interest in accounts receivable and inventory and a deed of trust on the Company's headquarters facilities. Restrictive terms of the credit agreement require that the Company maintain specified financial ratios and comply with certain other loan covenants. The Company was in compliance with these covenants at December 31, 2000. There is no guarantee that the Company will continue to be in compliance with its loan covenants in 2001. Should the Company be unable to maintain such compliance, it may have to seek waivers of compliance from its banks or renegotiate or replace its credit facilities. There is no guarantee that the Company will be successful in renegotiating or replacing its credit facilities or that the terms of such will be favorable to the Company.

As of December 31, 2000, the Company had approximately $20.6 million available for future borrowings under its $75.0 million long-term credit facility; an unsecured bank line of credit totaling $5.0 million for issuances of letters of credit, banker's acceptances and performance bonds; and approximately $5.0 million available under an aggregate of approximately $5.4 million in foreign credit lines used to meet the operating requirements of its international subsidiaries.

During the first quarter of 2000, the Company selected an investment banker to assist in raising additional capital to fund the development and commercial expansion of Lifeclinic. There is no guarantee that the Company will be successful in raising the additional capital necessary to fully fund Lifeclinic or that such capital will be available in amounts needed or at terms favorable to the Company. The inability of the Company to raise adequate capital for this venture could slow the planned development and deployment of the initiative, potentially decreasing future earnings and liquidity of the Company.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is effective for the Company beginning January 1, 2001. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The Company does not expect the adoption of SFAS 133 to have a material impact on its consolidated financial statements.

INFLATION

Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to or is not based upon any historical or current fact. Words such as "anticipates," "believes," "expects," "estimates," "intends," "plans," "projects," and similar expressions may identify such forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, and the cautionary statements set forth in this report identify important factors that could cause actual results to differ materially from those predicted in the forward-looking statements and from historical trends. Such factors include, but are not limited to, adverse changes in economic conditions; adverse business conditions, including adverse changes to product and service demand and acceptance; adverse exchange rate fluctuations and political risks; risks associated with foreign operations, the impact of competition on pricing, adverse impact of excess customer purchases in 1999 in anticipation of Year 2000, adverse impact of HIPAA and other legislation and regulatory developments, capacity and supply constraints or difficulties, risks attendant the euro conversion, the failure to achieve product development objectives and other risks detailed in this report and in the Company's filings with the Securities and Exchange Commission.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK

Substantially all of the revenue and operating expenses of the Company's foreign subsidiaries are denominated in local currencies and translated into US dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation impacts primarily revenue and operating expenses as a result of foreign exchange rate fluctuations. Because the Company's inventories are manufactured in the United States, foreign currency fluctuations generally do not affect its cost of goods sold. The Company's foreign currency transaction risk is primarily limited to amounts receivable from its foreign subsidiaries, which are denominated in local currencies ($1.0 million and $8.2 million at December 31, 2000 and 1999, respectively). To minimize foreign currency transaction risk, the Company ensures that its foreign subsidiaries remit amounts to the US parent in a timely manner. Foreign country short-term borrowing facilities are utilized where necessary to ensure prompt payments. The Company does not currently utilize foreign currency hedging contracts.

If the US dollar uniformly increases in strength by 10% in 2001 relative to the currencies in which the Company's sales are denominated, income before taxes would decrease by an estimated $1.7 million for the year ending December 31, 2001 ($2.3 million for 2000). This calculation assumes 2001 foreign currency sales and expenses approximate those of 2000, that each exchange rate would change in the same direction relative to the US dollar and that amounts receivable from its foreign subsidiaries remains constant. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

INTEREST RATE RISK

The Company's earnings are affected by changes in short-term interest rates as a result of its short-and long-term borrowings. To limit the potential effects of interest rate changes, the Company has entered into interest rate swap agreements to convert a portion of its variable interest rate debt into fixed rates. The Company does not enter into derivative or interest rate transactions for speculative purposes. At December 31, 2000, the Company's variable rate long-term debt totaled $65.7 million ($66.5 million at December 31, 1999) and variable rate short-term borrowings totaled $0.4 million ($0.5 million at December 31, 1999). The Company has interest rate swap agreements with a notional amount aggregating $39.8 million ($42.0 million at December 31, 1999), effectively converting $11.3 million and $28.5 million of its variable rate long-term debt to fixed rates of 7.41% and 9.07%, respectively.

If market interest rates average 2% more in 2001 than they did in 2000, the Company's interest expense, after considering the effects of its interest rate swap agreements, would increase, and income before income taxes would decrease by $0.5 million for 2001 ($0.5 million for 2000). These amounts are determined by considering the impact of hypothetical interest rates on the Company's outstanding borrowings as of December 31, 2000, giving consideration to its interest rate swap agreements, and does not consider changes in the actual level of borrowings that may occur subsequent to December 31, 2000. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment nor does it consider likely actions that management could take with respect to the Company's financial structure to mitigate the exposure to such a change.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            SPACELABS MEDICAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,   December 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                                    (in thousands)
                                         ASSETS
Current assets
  Cash and cash equivalents.................................    $  2,583       $  2,562
  Trade receivables, net of allowances for doubtful accounts
     and sales returns of $5,176 and $5,060.................      71,865         85,399
  Inventories (Note 2)......................................      74,594         74,015
  Prepaid expenses..........................................       2,087          2,989
  Refundable income taxes...................................       1,766             --
  Deferred income taxes (Note 7)............................      27,986         26,720
                                                                --------       --------
          Total current assets..............................     180,881        191,685
Property, plant and equipment, net (Note 3).................      60,425         64,310
Deferred income taxes (Note 7)..............................         367            656
Goodwill, net of accumulated amortization of $9,311 and
  $7,979....................................................      20,655         21,130
Other assets................................................      12,578         13,884
                                                                --------       --------
                                                                $274,906       $291,665
                                                                ========       ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings (Note 4)............................    $    366       $    500
  Current portion of long-term obligations (Note 5).........       1,571          3,548
  Accounts payable..........................................      16,167         22,214
  Accrued expenses (Note 6).................................      21,038         23,408
  Deferred revenue..........................................       3,610          4,578
  Taxes on income...........................................          --          1,422
                                                                --------       --------
          Total current liabilities.........................      42,752         55,670
Long-term obligations (Note 5)..............................      67,149         66,108
Commitments and contingencies (Notes 5, 10, 11 and 12)......          --             --
Shareholders' equity (Notes 8 and 11):
  Preferred stock, $1.00 par value; authorized -- 6.0
     million shares; issued -- none.........................          --             --
  Common stock, $0.01 par value; authorized -- 50.0 million
     shares; issued -- 11.3 million; outstanding -- 9.7 and
     9.5 million shares.....................................         113            113
  Additional paid-in capital................................      98,721        100,189
  Common stock in treasury, at cost; 1.6 and 1.8 million
     shares.................................................     (35,758)       (39,845)
  Accumulated other comprehensive loss......................      (8,205)        (5,395)
  Retained earnings.........................................     110,134        114,825
                                                                --------       --------
          Total shareholders' equity........................     165,005        169,887
                                                                --------       --------
                                                                $274,906       $291,665
                                                                ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                            SPACELABS MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended December 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
                                                              (in thousands, except per-share
                                                                           data)
Revenue.....................................................  $248,969    $301,173    $275,173
Cost of sales...............................................   141,151     157,214     152,450
                                                              --------    --------    --------
Gross margin................................................   107,818     143,959     122,723
                                                              --------    --------    --------
Operating expenses
  Selling, general and administrative.......................    83,062      93,552      90,551
  Research and development..................................    26,984      29,663      30,715
  Restructuring of operations (Note 15).....................        --          --       3,559
                                                              --------    --------    --------
          Total operating expenses..........................   110,046     123,215     124,825
                                                              --------    --------    --------
Income (loss) from operations...............................    (2,228)     20,744      (2,102)
Other income (expense)
  Interest income...........................................       709         383         470
  Interest expense (Note 5).................................    (5,922)     (4,929)     (4,842)
  Other income (expense), net (Note 13).....................    (1,428)     (1,061)     10,847
                                                              --------    --------    --------
Income (loss) before income taxes...........................    (8,869)     15,137       4,373
Income taxes (Note 7).......................................    (4,178)      5,325       1,660
                                                              --------    --------    --------
Net income (loss)...........................................  $ (4,691)   $  9,812    $  2,713
                                                              ========    ========    ========
Basic net income (loss) per share (Note 9)..................  $  (0.49)   $   1.04    $   0.29
                                                              ========    ========    ========
Diluted net income (loss) per share (Note 9)................  $  (0.49)   $   1.04    $   0.29
                                                              ========    ========    ========
Weighted average common shares (Note 9)
  Basic.....................................................     9,500       9,396       9,394
                                                              ========    ========    ========
  Diluted...................................................     9,500       9,471       9,476
                                                              ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                            SPACELABS MEDICAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                              ------------------------------
                                                               2000       1999        1998
                                                              -------    -------    --------
                                                                      (in thousands)
Operating activities
  Net income (loss).........................................  $(4,691)   $ 9,812    $  2,713
  Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities
     Depreciation and amortization..........................    9,366      9,626       9,953
     Gain on sale of marketable securities..................       --         --     (13,114)
     Asset write-downs......................................       --         --       4,119
     Deferred income taxes..................................     (979)     3,538      (1,801)
     Contribution to ISSOP 401(k) Plan in common stock......      761        868         681
     Changes in operating assets and liabilities
       (Increase) decrease in trade receivables.............   12,773     (3,884)    (11,583)
       Increase in inventories..............................   (2,211)    (8,943)     (5,526)
       (Increase) decrease in prepaid expenses..............      857        375        (942)
       Increase (decrease) in accounts payable and accrued
        expenses............................................   (8,000)    (2,402)      5,271
       Increase (decrease) in deferred revenue..............     (905)    (1,196)      1,571
       Increase (decrease) in taxes on income...............   (3,170)    (1,418)        720
     Other..................................................      118         41         806
                                                              -------    -------    --------
Cash provided (used) by operating activities................    3,919      6,417      (7,132)
                                                              -------    -------    --------
Investing activities
  Investment in property, plant and equipment...............   (3,394)    (6,187)     (8,334)
  Proceeds from sale of investments.........................       --         --      13,135
  Proceeds from maturity of short-term Investments..........       --         --       1,023
  Business acquisitions, net of cash acquired and
     other investments......................................   (1,000)      (400)       (617)
  Other.....................................................      (34)       107        (178)
                                                              -------    -------    --------
Cash provided (used) by investing activities................   (4,428)    (6,480)      5,029
                                                              -------    -------    --------
Financing activities
  Increase (decrease) in short-term borrowings..............      (65)    (2,015)      1,352
  Principal payments on long-term debt......................     (880)      (787)     (7,167)
  Proceeds from long-term debt..............................       --      4,600          --
  Purchase of treasury stock................................       --       (373)     (1,959)
  Exercise of stock options.................................    1,655         67         247
                                                              -------    -------    --------
Cash provided (used) by financing activities................      710      1,492      (7,527)
                                                              -------    -------    --------
Effect of exchange rate changes on cash.....................     (180)      (334)       (814)
                                                              -------    -------    --------
Increase (decrease) in cash and cash equivalents............       21      1,095     (10,444)
Cash and cash equivalents at beginning of year..............    2,562      1,467      11,911
                                                              -------    -------    --------
Cash and cash equivalents at end of year....................  $ 2,583    $ 2,562    $  1,467
                                                              =======    =======    ========

          See accompanying Notes to Consolidated Financial Statements.

                            SPACELABS MEDICAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------
                                       Common Stock                    Common Stock       Accumulated
                                        Outstanding     Additional      In Treasury          Other                      Total
                                      ---------------    Paid-In     -----------------   Comprehensive   Retained   Shareholders'
                                      Shares   Amount    Capital     Shares    Amount    Income (Loss)   Earnings      Equity
---------------------------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 26, 1997..........  9,465     $113     $100,274    1,787    $(40,871)     $ 3,053      $102,300     $164,869
  Comprehensive loss:
    Net income......................                                                                       2,713         2,713
    Foreign currency translation
      adjustment....................                                                           (217)                      (217)
    Realized gain on investment
      securities previously reported
      in comprehensive income, net
      of tax effect of $3,443.......                                                         (6,392)                    (6,392)
                                                                                            -------      --------     --------
    Total comprehensive loss........                                                         (6,609)       2,713        (3,896)
    Exercise of stock options.......     18                  (129)     (18)        376                                     247
    Amortization of unearned
      compensation (Note 11)........                          298                                                          298
    Contribution of shares to ISSOP
      401(k) plan...................     38                  (197)     (38)        878                                     681
    Issuance of restricted shares...     22                  (510)     (22)        510                                      --
    Purchase of treasury shares.....   (110)                           110      (1,959)                                 (1,959)
    Forfeitures of unearned
      compensation..................     (8)                  173        8        (173)                                     --
    Stock compensation tax
      benefits......................                          781                                                          781
                                      -----     ----     --------    -----    --------      -------      --------     --------
Balance, December 31, 1998..........  9,425      113      100,690    1,827     (41,239)      (3,556)     105,013       161,021
  Comprehensive income:
    Net income......................                                                                       9,812         9,812
    Foreign currency translation
      adjustment....................                                                         (1,839)                    (1,839)
                                                                                            -------      --------     --------
    Total comprehensive income......                                                         (1,839)       9,812         7,973
    Exercise of stock options.......     12                   (67)     (12)        134                                      67
    Amortization of unearned
      compensation (Note 11)........                          331                                                          331
    Contribution of shares to ISSOP
      401(k) plan...................     53                  (424)     (53)      1,292                                     868
    Issuance of restricted shares...     19                  (453)     (19)        453                                      --
    Purchase of treasury shares.....    (18)                            18        (373)                                   (373)
    Forfeitures of unearned
      compensation..................     (5)                  112        5        (112)                                     --
                                      -----     ----     --------    -----    --------      -------      --------     --------
Balance, December 31, 1999..........  9,486      113      100,189    1,766     (39,845)      (5,395)     114,825       169,887
  Comprehensive loss:
    Net loss........................                                                                      (4,691)       (4,691)
    Foreign currency translation
      adjustment....................                                                         (2,810)                    (2,810)
                                                                                            -------      --------     --------
    Total comprehensive loss........                                                         (2,810)      (4,691)       (7,501)
    Exercise of stock options.......    137                  (932)     (98)      2,587                                   1,655
    Amortization of unearned
      compensation (Note 11)........                          203                                                          203
    Contribution of shares to ISSOP
      401(k) plan...................     65                  (775)     (65)      1,536                                     761
    Issuance of restricted shares...     10                  (245)     (10)        245                                      --
    Forfeitures of unearned
      compensation..................    (12)                  281       12        (281)                                     --
                                      -----     ----     --------    -----    --------      -------      --------     --------
Balance, December 31, 2000..........  9,686     $113     $ 98,721    1,605    $(35,758)     $(8,205)     $110,134     $165,005
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

During 1998, the Company changed its fiscal year end from the 52- or 53-week period ending on the last Friday in December to December 31. The five-day transition period from December 26, 1998, to December 31, 1998, is included in the 1998 fiscal year.

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

Goodwill and Other Assets

Goodwill is amortized using the straight-line method over 20 to 40 years. Other assets include trademarks, patents and other intangible assets that are being amortized using the straight-line method over 5 to 40 years. Amortization of goodwill and other intangible assets was $1,562, $1,331

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

and $1,532 in 2000, 1999 and 1998, respectively, and is included in selling, general and administrative expense.

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

Revenue Recognition

Revenue from the sale of equipment is recognized when title transfers to the customer, primarily upon shipment. Revenue derived from equipment service contracts is deferred and recognized on a straight-line basis over the lives of the contracts. Revenue from billable service and repair activity is recognized when the service is provided. In accordance with AICPA Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), software revenue is divided into different elements based upon vendor-specific objective evidence. As specified in SOP 97-2, revenue from the sale of software licenses is either recognized upon shipment or on the percentage-of-completion method, depending on such factors as the extent and complexity of implementation required and whether significant payment terms are contingent upon completion of future milestones. Revenue from software implementation services is recognized as the services are provided. Software maintenance revenue is deferred and recognized on a straight-line basis over the life of the maintenance agreement.

Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," became effective for the Company in the fourth quarter of 2000. SAB 101 provides guidance on revenue recognition and the Securities and Exchange Commission staff's views on the application of accounting principles to selected revenue recognition issues. The adoption of SAB 101 has not had a material impact on the Company's financial position or results of operations.

Advertising Costs

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense totaled $1,287, $1,633 and $1,245 in 2000, 1999 and 1998, respectively.

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

Product Warranties

The Company provides currently for the estimated cost to repair or replace products sold under warranties. Such warranties for hospital equipment and clinical information systems are generally for the earlier of 14 months from the date of original delivery or 12 months from first online operation. Primary care products are warranted, inclusive of software, for all parts and labor during the warranty term, which ranges from one to five years.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable, which reflect a broad customer base both nationally and internationally. The Company's trade accounts receivable were distributed geographically as follows:

                                                              2000    1999
                                                              ----    ----
North America...............................................   50%     64%
Europe......................................................   30%     22%
Asia-Pacific................................................    9%      6%
Other.......................................................   11%      8%
                                                              ---     ---
                                                              100%    100%
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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed on the basis of the weighted average number of shares outstanding for the year. Diluted net income per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method and consist of unexercised employee stock options and unvested restricted shares outstanding. Potential common shares were not taken into account in determining net loss per share in 2000 as their effect would have been anti-dilutive.

Stock-based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," permits a company to choose either a fair-value-based method or the Accounting

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

Principles Board ("APB") Opinion 25 intrinsic-value-based method of accounting for employee stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net income (loss) and earnings (loss) per share computed as if the fair-value-based method had been applied in financial statements of companies that continue to account for such arrangements under APB Opinion 25. The Company records employee stock-based compensation using the APB Opinion 25 intrinsic-value-based method. The Company recognizes compensation cost related to fixed awards on an accelerated basis over the applicable vesting period using the method described in FASB Interpretation No. 28. The Company has no variable awards outstanding.

FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," became effective for the Company in the third quarter of 2000 but applied to certain events occurring after December 15, 1999, and December 12, 2000. The adoption of FIN 44 has not had a material impact on the Company's financial position or results of operations.

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

Shipping and Handling Fees and Costs

In accordance with the provisions of the consensus on Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"), the Company accounts for amounts billed to customers for shipping and handling fees as revenue and the associated costs in cost of goods sold. This consensus was effective for the Company in 2000. To conform with the 2000 presentation, revenue in 1999 and 1998 was increased by $0.9 million, with corresponding increases in cost of goods sold. In addition, shipping and handling fees of $830 in 1999 and $715 in 1998, which were previously presented as a component of selling, general and administrative expenses, were reclassified to cost of sales to conform to the 2000 presentation.

2. INVENTORIES

                                                               2000       1999
                                                              -------    -------
Raw materials and components................................  $25,327    $18,662
Work in progress............................................    7,955      9,925
Finished products...........................................   20,434     23,518
Demonstration inventories...................................    6,004      6,689
Customer service parts and equipment........................   14,874     15,221
                                                              -------    -------
                                                              $74,594    $74,015
                                                              =======    =======

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

3. PROPERTY, PLANT AND EQUIPMENT

                                                                2000        1999
                                                              --------    --------
Land and improvements.......................................  $ 14,257    $ 14,293
Buildings...................................................    36,988      36,968
Leasehold improvements......................................       730         773
Machinery and equipment.....................................    83,219      83,829
                                                              --------    --------
                                                               135,194     135,863
Accumulated depreciation and amortization...................   (74,769)    (71,553)
                                                              --------    --------
                                                              $ 60,425    $ 64,310
                                                              ========    ========

4. SHORT-TERM BORROWINGS

At December 31, 2000, the Company had available an unsecured bank line of credit totaling $5,000 for issuances of letters of credit, banker's acceptances and performance bonds. There were no balances outstanding under this line at December 31, 2000, or December 31, 1999.

The Company has available for working capital purposes unsecured bank lines of credit maintained by various foreign subsidiaries aggregating $5,356 at December 31, 2000. The Company had drawn $366 and $500 under these lines at December 31, 2000 and 1999, respectively. The weighted average interest rate on these borrowings was 13.1% at December 31, 2000.

5. LONG-TERM OBLIGATIONS

                                                               2000       1999
                                                              -------    -------
Bank debt...................................................  $11,250    $12,000
Term debt...................................................   30,000     30,000
Revolving bank debt.........................................   24,410     24,540
Post-retirement benefits (Note 10)..........................    2,118      2,123
Other.......................................................      942        993
                                                              -------    -------
Total obligations...........................................   68,720     69,656
Less current portion........................................   (1,571)    (3,548)
                                                              -------    -------
                                                              $67,149    $66,108
                                                              =======    =======

On August 11, 2000, the Company entered into an amended long-term credit agreement with its banks, which provides for a $75.0 million long-term revolving credit facility and an $11.3 million term loan. The $75.0 million facility includes a $45.0 million revolving component and a $30.0 million revolving component. The $45.0 million component is due in full in July 2005. At December 31, 2000, the outstanding balance under this component was $24.4 million with $20.6 million available for future borrowings. The interest rate on the revolving component ranges from 150 to 250 basis points over LIBOR, based on certain quarterly performance criteria. The effective annual interest rate on this facility at December 31, 2000, was 9.2%. The $30.0 million component converts to a term loan in July 2001, at which time it becomes repayable in 20 quarterly installments, commencing October 2001. At December 31, 2000, the full $30.0 million was outstanding under this component. The interest rate on the $30.0 million portion of the facility ranges from 150 to 250 basis points over three month LIBOR, based on certain quarterly performance criteria. The effective annual interest rate on this facility at December 31, 2000, was 9.3%. The $11.3 million term loan is repayable in monthly installments of $62,500 until December 2003 at which time the balance is due in full. The interest rate on the term loan

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

is 150 basis points over one month LIBOR (8.3% at December 31, 2000). Restrictive terms of the credit agreement require that the Company maintain specified financial ratios and comply with certain other loan covenants. The Company was in compliance with these covenants at December 31, 2000. The credit facility is collateralized by a first security interest in accounts receivable and inventory and a deed of trust on the Company's headquarters facility.

To manage interest costs and risks associated with interest rate fluctuations on its long-term debt, the Company has entered into two interest rate swap agreements with one of its primary lenders. The first of such agreements, in the notional amount equivalent to the indebtedness, effectively exchanges the variable rate on the Company's $11.3 million term loan for a fixed rate of 5.9%, plus applicable margin. The swap agreement expires in 2002. The second agreement, in the notional amount of $28,500 at December 31, 2000, effectively exchanges the variable rate on this debt for a fixed rate of 6.6%, plus applicable margin. This swap agreement expires in July 2005. The interest rate swaps agreements are accounted for as hedges. The differential to be paid or received under either of the arrangements is accrued as interest rates change and is recognized as an increase or reduction to interest expense over the life of the agreements. The counterparty under the swap arrangements is a major financial institution and credit loss from counterparty nonperformance is not anticipated.

Scheduled maturities of long-term debt at December 31, 2000, are as follows:

2001........................................................  $ 1,571
2002........................................................    4,592
2003........................................................   15,855
2004........................................................    6,030
2005........................................................   31,160
Thereafter..................................................    6,750
                                                              -------
                                                              $65,958
                                                              =======

6. ACCRUED EXPENSES

                                                               2000       1999
                                                              -------    -------
Salaries and other compensation.............................  $ 7,718    $ 8,101
Product warranty obligations................................    5,145      5,739
Employee benefit insurance liabilities......................      928        665
Restructuring of operations (Notes 15)......................      207        399
Sales and use taxes.........................................    2,155      1,385
Other.......................................................    4,885      7,119
                                                              -------    -------
                                                              $21,038    $23,408
                                                              =======    =======

During 1999, the Company changed life insurance carriers and coverage for its employees, resulting in the reversal of certain employee benefit insurance liabilities.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

7. INCOME TAXES

The components of income (loss) before income taxes are:

                                                               2000       1999       1998
                                                              -------    -------    ------
US operations...............................................  $(7,756)   $13,786    $4,690
International operations....................................   (1,113)     1,351      (317)
                                                              -------    -------    ------
                                                              $(8,869)   $15,137    $4,373
                                                              =======    =======    ======

The provision (benefit) for income taxes consists of the following:

                                                               2000       1999      1998
                                                              -------    ------    -------
Current
  US federal................................................  $(2,604)   $ (337)   $ 3,131
  US state and local........................................     (380)      612        313
  International.............................................     (215)    1,512         17
Deferred....................................................     (979)    3,538     (1,801)
                                                              -------    ------    -------
                                                              $(4,178)   $5,325    $ 1,660
                                                              =======    ======    =======

Deferred income tax assets and liabilities consist of the following:

                                                               2000       1999
                                                              -------    -------
Deferred income tax assets:
  Inventory obsolescence provisions.........................  $12,627    $12,173
  Product warranty obligations..............................    1,721      1,955
  Net operating loss carryforwards..........................      431        519
  Deferred revenue and inter-company profits................    3,688      3,630
  Uniform inventory capitalization..........................    2,755      2,759
  Accrued compensation and benefits.........................    2,395      2,271
  Employee benefit insurance liabilities....................      238        263
  Allowance for doubtful accounts...........................    1,051        862
  Restructuring of operations...............................       --        140
  Depreciation and amortization.............................    1,965      1,738
  Other.....................................................    4,765      3,978
                                                              -------    -------
                                                               31,636     30,288
  Valuation allowance.......................................     (100)      (140)
                                                              -------    -------
                                                              $31,536    $30,148
                                                              =======    =======
Deferred income tax liabilities:
  Deferred gain on sale of building.........................  $   973    $   988
  Depreciation and amortization.............................    2,210      1,784
                                                              -------    -------
                                                              $ 3,183    $ 2,772
                                                              =======    =======

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

The provision for income taxes differs from the amount of income tax determined by applying the applicable US statutory federal income tax rate to income (loss) before income taxes, as a result of the following:

                                                               2000       1999       1998
                                                              -------    -------    ------
Taxes at the US statutory rate..............................  $(3,104)   $ 5,298    $1,531
Increases (decreases) in taxes resulting from:
  State and local taxes.....................................     (246)       416       203
  International operations..................................      235        363      (399)
  Foreign sales corporation.................................   (1,525)    (1,137)     (629)
  Nondeductible amortization of goodwill....................      550        489       574
  Other, net................................................      (88)      (104)      380
                                                              -------    -------    ------
                                                              $(4,178)   $ 5,325    $1,660
                                                              =======    =======    ======

Management believes the Company's net deferred tax assets at December 31, 2000, are more likely than not to be realized based on amounts available for carryback to previous years, tax strategies involving the sale of appreciated property and future profitability expectations. Failure to meet such profitability expectations could result in increases to the valuation allowance for deferred tax assets and corresponding increases in income tax expense. The valuation allowance for deferred tax assets decreased by $40 in 2000 and $2,475 in 1999 and increased by $2,115 in 1998. These changes primarily relate to net operating loss carryforwards generated or utilized by foreign operations and business combinations.

At December 31, 2000, the Company had net operating loss carryforwards for US federal tax purposes of approximately $1,118 resulting from a 1990 acquisition. These net operating loss carryforwards expire in 2004. All other federal net operating losses were utilized during 2000.

At December 31, 2000, the Company had international net operating loss carryforwards for tax purposes of approximately $115, which include carryforward periods ranging from five years to unlimited years. Provision has not been made for US or additional foreign taxes on the undistributed earnings of the Company's foreign subsidiaries, which total approximately $1,469 at December 31, 2000. These earnings which are expected to be reinvested, could become subject to additional tax if they were to be remitted as dividends, lent to the Company, or if the Company should sell its stock in these subsidiaries.

8. SHAREHOLDERS' EQUITY

Purchase of Treasury Shares

The Board of Directors has authorized the repurchase of up to three million shares of the Company's common stock, subject to certain limitations and conditions. In addition, the Board of Directors has also approved odd-lot repurchase programs. The Company repurchased 18,000 shares in 1999 and 110,000 shares in 1998. As of December 31, 2000, the Company had purchased 2,257,954 shares at a total cost of $50,431. The shares are used to service the Company's employee benefit plans and may be used for other purposes the Company deems appropriate.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

9. NET INCOME (LOSS) PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted per-share computations for net income (loss) in 2000, 1999 and 1998.

                                                                       Weighted
                                                                       Average
                                                                        Shares
                                                   Income/(loss)    (in thousands)    Income/(loss)
                                                    (Numerator)     (Denominator)       Per Share
                                                   -------------    --------------    -------------
2000
Basic and diluted net loss per share.............     $(4,691)          9,500            $(0.49)
                                                      =======           =====            ======
1999
Basic net income per share.......................     $ 9,812           9,396            $ 1.04
                                                                                         ======
Effect of dilutive stock options and unvested
  restricted stock...............................          --              75
                                                      -------           -----
Diluted net income per share.....................     $ 9,812           9,471            $ 1.04
                                                      =======           =====            ======
1998
Basic net income per share.......................     $ 2,713           9,394            $ 0.29
                                                                                         ======
Effect of dilutive stock options and unvested
  restricted stock...............................          --              82
                                                      -------           -----
Diluted net income per share.....................     $ 2,713           9,476            $ 0.29
                                                      =======           =====            ======

Stock options representing 2,602,650 potential shares were not included in the computation of diluted loss per share for 2000, because their effects would be antidilutive. Stock options representing 2,532,525 and 1,459,350 potential shares for 1999 and 1998, respectively, were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares and their effect would be antidilutive.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

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

                                                                                 Post-Retirement
                                                           Pension Benefits          Benefits
                                                          ------------------    ------------------
                                                           2000       1999       2000       1999
                                                          -------    -------    -------    -------
Change in benefit obligation:
  Benefit obligation at beginning of year...............  $23,437    $25,974    $ 1,958    $ 2,166
  Service cost..........................................    1,286      1,458         --         --
  Interest cost.........................................    1,828      1,755        159        147
  Actuarial (gain) loss.................................     (347)      (586)        74       (217)
  Change in assumptions.................................    1,135     (4,613)        --         --
  Benefits paid.........................................     (707)      (551)      (164)      (138)
                                                          -------    -------    -------    -------
  Benefit obligation at end of year.....................   26,632     23,437      2,027      1,958
                                                          -------    -------    -------    -------
Change in plan assets:
  Fair value of assets at beginning of year.............   26,227     21,828         --         --
  Actual return on plan assets..........................      494      3,870         --         --
  Employer contribution.................................       --      1,080        164        138
  Benefits paid.........................................     (707)      (551)      (164)      (138)
                                                          -------    -------    -------    -------
  Fair value of assets at end of year...................   26,014     26,227         --         --
                                                          -------    -------    -------    -------
Funded status...........................................     (617)     2,790     (2,027)    (1,958)
Unrecognized net actuarial gain.........................     (190)    (2,872)       (91)      (165)
                                                          -------    -------    -------    -------
Accrued benefit cost....................................  $  (807)   $   (82)   $(2,118)   $(2,123)
                                                          =======    =======    =======    =======
Weighted average assumptions:
  Discount rate.........................................     7.75%      8.00%      7.75%      8.00%
  Expected return on plan assets........................     9.00%      9.00%
  Rate of compensation increase.........................     5.50%      5.50%

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

For 2000, future benefit costs for the post-retirement plan were estimated assuming medical costs would increase at a 9.0% annual rate, with the rate decreasing for eight years after 2000 until it reaches 5%, and remain constant thereafter.

                                                               2000       1999       1998
                                                              -------    -------    -------
Components of net periodic benefit costs:
Retirement plan:
  Service cost..............................................  $ 1,286    $ 1,458    $ 1,355
  Interest cost.............................................    1,828      1,755      1,600
  Expected return on plan assets............................   (2,338)    (1,972)    (1,816)
  Recognized net actuarial (gain) loss......................      (51)       116         71
  Amortization of prior service cost........................       --         70        194
                                                              -------    -------    -------
Net periodic benefit cost...................................  $   725    $ 1,427    $ 1,404
                                                              =======    =======    =======
Post-retirement plan:
  Net periodic benefit cost -- interest cost only...........  $   159    $   147    $   173
                                                              =======    =======    =======

A one-percentage point change in the assumed healthcare cost trend rate would have the following effects on the post-retirement plan:

                                                              1% Increase   1% Decrease
                                                              -----------   -----------
Effect on total service and interest costs..................     $ 16          $ (14)
Effect on post-retirement benefit obligation................     $169          $(192)

ISSOP 401(k) Plan

Spacelabs Medical ISSOP 401(k) Plan: The Company maintains an Incentive Savings and Stock Ownership Plan (ISSOP) for the majority of its full-time US resident employees with at least 60 days of service. Under the plan, participating employees may defer up to 16% of their pretax salary, but not more than statutory limits. The Company contributes, in Common Stock, fifty cents for each dollar contributed by a participant, provided the participant contribution does not exceed 6% of the employee's earnings. Matching contributions vest on a cumulative basis at 20% per year over a five-year period. Company contributions to the savings plan were $761, $868, and $681 in 2000, 1999 and 1998, respectively.

Spacelabs Burdick, Inc. 401(k) Savings Plan: Full-time employees of the Company's Spacelabs Burdick operations are not eligible to participate in the Spacelabs Medical ISSOP 401(k) Plan; however, they are entitled to participate in a separate 401(k) savings plan. Under the Spacelabs Burdick, Inc. 401(k) Savings Plan, participants may elect to defer up to 16% of their pretax salary, but not more than statutory limits. The Company contributes twenty-five cents for each dollar contributed by a participant, provided the participant contribution does not exceed 4% of the employee's earnings. Company contributions under the Spacelabs Burdick, Inc. 401(k) Savings Plan vest over a five-year period. The Company contributed $97, $115 and $106 to this plan in 2000, 1999 and 1998, respectively.

11. STOCK OPTION PLANS

At December 31, 2000, the Company had six stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans, under which no compensation cost has been recognized for its employee stock option awards.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

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

Summaries of the plans are as follows:

THE 1993 NONOFFICER EMPLOYEE OPTION, STOCK APPRECIATION RIGHT, RESTRICTED STOCK, STOCK GRANT AND PERFORMANCE UNIT PLAN (THE "NONOFFICER EMPLOYEE PLAN"):

Under the Nonofficer Employee Plan, as amended, 1,800,000 shares of common stock were reserved for issuance upon the exercise of stock options at prices determined by the Company's Nonofficer Employee Plan Committee, for issuance of restricted shares for cash equal to the par value of the shares of common stock and for issuance upon the payment of the base price assigned to stock appreciation rights or performance unit awards. At December 31, 2000, 690,723 shares were available for future grant under the Nonofficer Employee Plan. Stock options and restricted shares granted under the Nonofficer Employee Plan generally vest on a cumulative basis at 25% per year over a four-year period and have a maximum term of 10 years.

THE 1992 OPTION, STOCK APPRECIATION RIGHT, RESTRICTED STOCK, STOCK GRANT AND PERFORMANCE UNIT PLAN (THE "1992 PLAN"):

The 1992 plan, as amended and restated, expired for new awards in May 2000. At December 31, 2000, 1,516,448 stock options and 22,750 restricted shares were outstanding under this plan. Stock options and restricted shares granted under the 1992 Plan generally vest on a cumulative basis at 25% each year over a four-year period and have a maximum term of 10 years. Stock options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant.

THE 1992 STOCK OPTION AND DEFERRAL PLAN FOR NONEMPLOYEE DIRECTORS (THE "DIRECTOR PLAN"):

The Director Plan, as amended, provides for the grant of options to acquire up to a total of 150,000 shares of common stock to nonemployee directors. At December 31, 2000, options representing 78,500 shares were outstanding and 71,500 shares were available for future grant. Stock options granted under the Director Plan are generally immediately exercisable. The maximum term for options granted under the Director Plan is 5 years for those granted prior to 1996 and 10 years thereafter. All options are granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant.

THE MANAGEMENT INCENTIVE COMPENSATION PLAN (THE "MIC PLAN"):

The MIC Plan provides for the grant of incentive compensation awards to officers and key employees of the Company and its subsidiaries. Incentive compensation awards may be in cash, common stock or any combination thereof. Under the MIC Plan, 100,000 shares of common stock are reserved for issuance. At December 31, 2000, 78,200 shares are available for future grant under the MIC Plan.

THE SPACELABS MEDICAL, INC. 1992 ADJUSTMENT PLAN (THE "ADJUSTMENT PLAN"):

The Adjustment Plan was established in 1992. Under this plan, there are 33,500 stock options outstanding at December 31, 2000. Use of this plan for grant of stock options and other awards was

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

terminated in 1992. All outstanding options under this plan are vested and have a maximum term of 10 years. The option with the longest remaining term expires in 2001.

LIFECLINIC HOLDING CORPORATION 2000 LONG-TERM INCENTIVE PLAN (THE "LIFECLINIC PLAN"):

The Lifeclinic Plan, which was established in 2000, provides for the issuance of up to 1,904,000 shares of stock in the Company's wholly owned subsidiary, Lifeclinic Holding Corporation, pursuant to stock options, rights, restricted stock awards, incentive share awards and performance awards. At December 31, 2000, 715,920 options were outstanding under this plan and 1,188,080 were available for future grant. All options are granted at an exercise price not less than the Fair Market Value (as defined) of the stock on the date of grant. Fair market value for 2000 grants was determined by independent appraisal. Options have a maximum term of 10 years and generally vest 25% after one year and 1/48 of the shares each month thereafter.

SUMMARY OF STOCK OPTION PLANS

A summary of options granted and outstanding is presented below:

                                                                Weighted-                  Weighted-
                                                  Spacelabs      Average     Lifeclinic     Average
                                                   Medical      Exercise      Holdings     Exercise
                                                    Shares        Price        Shares        Price
                                                  ----------    ---------    ----------    ---------
Balance at December 27, 1997
  (1,108,353 exercisable).......................   2,430,020     $22.19
  Granted.......................................   1,511,550      18.26
  Exercised.....................................     (17,838)     14.45
  Canceled......................................  (1,296,421)     22.75
                                                  ----------
Balance at December 31, 1998
  (981,502 exercisable).........................   2,627,311     $19.70
  Granted.......................................     501,050      17.46
  Exercised.....................................     (12,667)     11.51
  Canceled......................................    (347,350)     19.77
                                                  ----------
Balance at December 31, 1999
  (1,305,998 exercisable).......................   2,768,344     $19.31            --
  Granted.......................................     368,000      15.34       715,920        $2.85
  Exercised.....................................    (134,500)     11.76            --
  Canceled......................................    (399,194)     17.22            --
                                                  ----------                  -------
Balance at December 31, 2000
  (1,526,577 exercisable).......................   2,602,650     $19.46       715,920        $2.85
                                                  ==========                  =======

At December 31, 2000, none of the Lifeclinic Holding Corporation options were exercisable.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

The following table summarizes information about Spacelabs Medical stock options outstanding at December 31, 2000:

                                       Options Outstanding                   Options Exercisable
                           --------------------------------------------    ------------------------
                             Number          Weighted-        Weighted-      Number       Weighted-
                           Outstanding        Average          Average     Exercisable     Average
        Range of               at            Remaining        Exercise         at         Exercise
     Exercise Prices        12/31/00      Contractual Life      Price       12/31/00        Price
     ---------------       -----------    ----------------    ---------    -----------    ---------
$ 9.03 - $16.00..........     402,975           4.4            $14.99          70,725      $14.49
 16.01 -  19.00..........   1,059,875           3.0             17.24         504,802       17.25
 19.01 -  27.38..........   1,139,800           4.8             23.10         951,050       23.32
                            ---------           ---            ------       ---------      ------
$ 9.03 - $27.38..........   2,602,650           4.0            $19.46       1,526,577      $20.91
                            =========           ===            ======       =========      ======

The following table summarizes information about Spacelabs Medical restricted shares:

                                                                     Shares
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Restricted Stock
Outstanding at beginning of year............................    46,000      45,375
Granted.....................................................    10,000      18,500
Vested......................................................   (15,500)    (12,375)
Canceled....................................................   (10,500)     (5,500)
                                                              --------    --------
Outstanding at end of year..................................    30,000      46,000
                                                              ========    ========
Weighted-average fair value of restricted shares granted
  during the year...........................................  $  15.56    $  17.32
                                                              ========    ========

Restricted shares are issued at par value. Unearned compensation of $131 in 2000 and $374 in 1999, representing the unamortized balance of the fair market value of the Company's common stock at the date of grant, is amortized over the four-year vesting period. Amortization of restricted share compensation was $203, $331 and $298 in 2000, 1999 and 1998, respectively.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

PRO FORMA DISCLOSURES

Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement of Financial Accounting Standards No. 123, and has been determined as if the Company had accounted for its employee stock options pursuant to the fair value method of that Statement. For purposes of pro forma disclosures, the value of the options granted is amortized to expense over the options' vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions listed in the table below.

                                                              2000     1999     1998
                                                              -----    -----    -----
Assumptions:
Dividend yield..............................................      0%       0%       0%
Volatility:
  Spacelabs Medical plans...................................     34%      32%      32%
  Lifeclinic plans..........................................     50%      --       --
Risk-free interest rate:
  Spacelabs Medical plans...................................    6.5%     5.2%     5.5%
  Lifeclinic plans..........................................    6.0%      --       --
Expected life (years):
  Nonofficer Employee Plan..................................    4.0      4.0      4.0
  1992 Plan.................................................    4.0      4.0      6.8
  Director Plan.............................................    4.6      4.6      4.7
  Lifeclinic Plan...........................................    4.0       --       --
Weighted average value of options granted:
  Spacelabs Medical plans...................................  $5.61    $5.86    $6.54
  Lifeclinic Plan...........................................  $1.30       --       --

The Company's pro forma information is as follows:

                                                             2000         1999        1998
                                                            -------      ------      ------
Net income/(loss)                      As reported......    $(4,691)     $9,812      $2,713
                                       Pro forma........    $(5,722)     $8,416      $  430
Basic net income/(loss) per share      As reported......    $ (0.49)     $ 1.04      $ 0.29
                                       Pro forma........    $ (0.60)     $ 0.90      $ 0.05
Diluted net income/(loss) per share    As reported......    $ (0.49)     $ 1.04      $ 0.29
                                       Pro forma........    $ (0.60)     $ 0.89      $ 0.05

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain property and equipment under long-term operating leases expiring on various dates through 2016, some of which contain renewal options. Many of these leases contain clauses for escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Net annual rental expense under these leases was $5,779, $5,380 and $5,197 in 2000, 1999 and 1998, respectively.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

Minimum aggregate future rentals are as follows:

2001........................................................  $ 5,203
2002........................................................    3,209
2003........................................................    1,379
2004........................................................      922
2005........................................................      894
Thereafter..................................................    3,702
                                                              -------
                                                              $15,309
                                                              =======

The Company leases certain property and office space to others under operating leases expiring on various dates through 2003, some of which contain renewal options. Net rental income under these leases was $346 in 2000, $297 in 1999 and $209 in 1998.

Recourse Agreement

During 2000, the Company made approximately $1.7 million in payments to a financing company with respect to a $2.2 million recourse agreement for equipment sold to a South American customer in 1998. The remaining $0.5 million was paid in January 2001. Approximately $1.6 million of the $2.2 million recourse obligation was charged against an allowance and certain rights of offset with respect to this matter. The Company expects to recover the remaining $0.6 million through the disposition of the underlying collateral or potential refinance of the obligation. Accordingly, this amount has not been charged to operations as of December 31, 2000.

Litigation

Various lawsuits and claims are pending against the Company. Although the outcome of such lawsuits and claims cannot be predicted with certainty, the expected disposition thereof will not, in the opinion of management both individually and in the aggregate, result in a material adverse effect on the Company's results of operations and financial position.

13. OTHER INCOME (EXPENSE)

Foreign currency exchange gains and losses consist of realized gains and losses on cash transactions involving various foreign currencies and unrealized gains and losses resulting from exchange rate fluctuations primarily affecting intercompany accounts. Net gains (losses) from foreign currency transactions included in other income (expense), net were ($667), ($520) and $363 in 2000, 1999 and 1998, respectively.

During 1998, the Company realized gains totaling $13,113 related to the sale of its investment in Physio Control International Corporation. Other income (expense) in 1998 also included $2,128 in charges primarily related to the write-down of certain other assets.

14. SEGMENT INFORMATION

The Company identifies its business segments based on management responsibility using a combination of products and geographic factors. The Company has four reportable segments: US Monitoring, US Cardiology, International and Consumer Health Management. The US Monitoring segment manufactures, markets, distributes and services patient monitoring devices and related supplies and clinical information systems ("CIS") throughout the United States. The US Cardiology segment manufac-

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

tures, markets, distributes and services diagnostic cardiology devices and related supplies and CIS throughout the United States. The International segment distributes the Company's monitoring, CIS and cardiology products and related supplies to its subsidiaries and distributors outside of the United States. The Consumer Health Management segment manufactures, markets and distributes vital signs measurement health stations throughout the United States. The Company also generates revenue by selling advertising space on the kiosks. In December 1999, the Consumer Health Management segment launched an Internet initiative to provide an Internet-enabled health station, health management Web site content and personal medical record database capabilities through its lifeclinic.com Corporation subsidiary. The Company measures segment profit or loss as operating income less research and development, restructuring charges, acquisition of in-process research and development, and certain unallocated corporate general and administrative expenses. The Company has no inter-segment revenue.

                                                            2000        1999        1998
                                                          --------    --------    --------
Revenue:
  US Monitoring.........................................  $115,361    $155,388    $137,705
  US Cardiology.........................................    37,176      43,871      40,463
  International.........................................    84,327      88,058      81,448
  Consumer Health Management............................    12,105      13,856      15,557
                                                          --------    --------    --------
  Total revenue.........................................  $248,969    $301,173    $275,173
                                                          ========    ========    ========
Depreciation and amortization:
  US Monitoring.........................................  $  2,298    $  2,780    $  2,602
  US Cardiology.........................................       739         885       1,273
  International.........................................     1,082       1,107         938
  Consumer Health Management............................     1,575       1,241         988
  Unallocated...........................................     3,672       3,613       4,152
                                                          --------    --------    --------
  Total depreciation and amortization...................  $  9,366    $  9,626    $  9,953
                                                          ========    ========    ========
Segment profit (loss):
  US Monitoring.........................................  $ 21,693    $ 41,854    $ 29,012
  US Cardiology.........................................       (29)      3,487       3,672
  International.........................................     9,043       7,360       7,389
  Consumer Health Management............................      (914)      2,330       4,069
                                                          --------    --------    --------
  Total segment profit..................................  $ 29,793    $ 55,031    $ 44,142
                                                          ========    ========    ========
Reconciliation of segment profit to income (loss) before
  income taxes:
  Unallocated general and administrative expenses.......  $ (5,037)   $ (4,624)   $ (4,802)
  Unallocated cost of sales expenses....................        --          --      (7,168)(a)
  Research and development..............................   (26,984)    (29,663)    (30,715)
  Restructuring and acquisition of in-process research
     and development....................................        --          --      (3,559)
  Other income (expense)................................    (6,641)     (5,607)      6,475
                                                          --------    --------    --------
  Income (loss) before income taxes.....................  $ (8,869)   $ 15,137    $  4,373
                                                          ========    ========    ========

---------------
(a) Includes inventory and asset write-downs and accrual for year-2000 warranty issues.

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

                                                            2000        1999        1998
                                                          --------    --------    --------
Total assets:
  US Monitoring.........................................  $ 79,319    $ 88,275    $ 81,010
  US Cardiology.........................................    17,253      23,085      18,914
  International.........................................    71,712      66,753      64,197
  Consumer Health Management............................    11,711      10,363      10,167
  Unallocated...........................................    94,911     103,189     111,759
                                                          --------    --------    --------
  Total assets..........................................  $274,906    $291,665    $286,047
                                                          ========    ========    ========
Capital expenditures:
  US Monitoring.........................................  $    706    $  1,394    $  2,522
  US Cardiology.........................................       209         730       1,279
  International.........................................        52         544       1,078
  Consumer Health Management............................       989       1,813       2,634
  Unallocated...........................................     1,438       1,706         821
                                                          --------    --------    --------
  Total capital expenditures............................  $  3,394    $  6,187    $  8,334
                                                          ========    ========    ========

The following geographic information includes revenue based on product shipment destination and property, plant and equipment based on physical location:

                                                            2000        1999        1998
                                                          --------    --------    --------
Revenue:
  United States.........................................  $164,642    $213,115    $193,725
  Rest of world.........................................    84,327      88,058      81,448
                                                          --------    --------    --------
  Total.................................................  $248,969    $301,173    $275,173
                                                          ========    ========    ========
Property, plant and equipment, net:
  United States.........................................  $ 59,843    $ 63,793    $ 64,346
  Rest of world.........................................       582         517         800
                                                          --------    --------    --------
  Total.................................................  $ 60,425    $ 64,310    $ 65,146
                                                          ========    ========    ========
Net assets of international operations..................  $ 14,820    $ 18,609    $ 20,727
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
                                                ======      ======        ====       ====     ======

In connection with the acquisition of Spacelabs Burdick in 1997, the Company incurred certain restructuring costs for duplicate facilities. Related liabilities were $207 and $399 at December 31, 2000 and 1999, respectively.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                               2000                   1999
                                                        -------------------    -------------------
                                                        Carrying     Fair      Carrying     Fair
                                                         Amount      Value      Amount      Value
                                                        --------    -------    --------    -------
Cash and cash equivalents.............................  $ 2,583     $ 2,583    $ 2,562     $ 2,562
Investments for which it is not practicable to
  estimate fair value.................................  $ 5,001          --    $ 5,043          --
Long-term debt........................................  $65,958     $65,958    $66,540     $66,540
Interest rate swap agreements.........................       --     $  (480)        --     $   385

Cash and Cash Equivalents: Due to their short-term nature, the carrying value of cash equivalents at December 31, 2000 and 1999, approximated fair value.

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

                            SPACELABS MEDICAL, INC.

                 (dollars in thousands, except per-share data)

17. SUPPLEMENTAL CASH FLOW INFORMATION

The following provides additional information concerning cash flow activities:

                                                               2000      1999      1998
                                                              ------    ------    ------
Interest paid ($56 capitalized in 1998).....................  $5,528    $4,761    $4,542
                                                              ======    ======    ======
Income taxes paid...........................................  $   90    $3,086    $2,740
                                                              ======    ======    ======
Non-cash investing and financing activities:
Tax benefit of stock option exercises.......................  $   --    $   --    $  781
                                                              ======    ======    ======

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       Quarter
                                                    ---------------------------------------------
                                                    First     Second    Third    Fourth     Year
                                                    ------    ------    -----    ------    ------
                                                        (in millions, except per-share data)
2000
Revenue...........................................  $ 61.9    $57.6     $65.2    $64.3     $249.0
Gross margin......................................    26.1     24.2      28.8     28.7      107.8
Income (loss) before income taxes.................    (4.7)    (5.0)     (0.3)     1.1       (8.9)
Net income (loss).................................    (3.0)    (3.2)      0.1      1.4       (4.7)
Basic net income (loss) per share.................  $(0.32)   $(0.33)   $0.01    $0.15     $(0.49)
Diluted net income (loss) per share...............   (0.32)   (0.33)     0.01     0.15      (0.49)
1999
Revenue...........................................  $ 70.7    $74.1     $75.2    $81.2     $301.2
Gross margin......................................    34.3     35.7      35.4     38.6      144.0
Income before income taxes........................     2.7      4.0       3.8      4.6       15.1
Net income........................................     1.8      2.6       2.4      3.0        9.8
Basic net income per share........................  $ 0.19    $0.27     $0.26    $0.32     $ 1.04
Diluted net income per share......................    0.19     0.27      0.26     0.32       1.04

Revenue and gross margin have been restated for the 2000 and 1999 quarters in connection with the adoption of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," in the fourth quarter of 2000.

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spacelabs Medical, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                      KPMG LLP

Seattle, Washington
February 1, 2001

                                  SCHEDULE II

                            SPACELABS MEDICAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                          Additions
                                                   -----------------------
                                      Balance at                Charged to                   Balance at
                                      Beginning    Charged to     Other                        End of
            Description               of Period     Expense      Accounts    Deductions(1)     Period
            -----------               ----------   ----------   ----------   -------------   ----------
Year ended December 31, 2000
  Valuation accounts deducted from
     assets:
  Allowance for doubtful accounts...    $2,802       $  670          --          $230          $3,242
  Allowance for sales returns.......     2,258           --          --           324           1,934
                                        ------       ------        ----          ----          ------
                                        $5,060       $  670          --          $554          $5,176
                                        ======       ======        ====          ====          ======
Year ended December 31, 1999
  Valuation accounts deducted from
     assets:
  Allowance for doubtful accounts...    $2,972       $  270          --          $440          $2,802
  Allowance for sales returns.......     2,229           29          --            --           2,258
                                        ------       ------        ----          ----          ------
                                        $5,201       $  299          --          $440          $5,060
                                        ======       ======        ====          ====          ======
Year ended December 31, 1998
  Valuation accounts deducted from
     assets:
  Allowance for doubtful accounts...    $2,708       $  951          --          $687          $2,972
  Allowance for sales returns.......     1,973          256          --            --           2,229
                                        ------       ------        ----          ----          ------
                                        $4,681       $1,207          --          $687          $5,201
                                        ======       ======        ====          ====          ======

---------------
(1) Accounts charged off, net of recoveries.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

        ITEMS 10-13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information included in Part I, Item 4 of this report, the information required by Part III (Items 10-13) is set forth in Spacelabs Medical's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days of December 31, 2000. Such information is incorporated herein by reference and made a part hereof.

                                    PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT

     1. INDEX TO FINANCIAL STATEMENTS

        - Consolidated Balance Sheets as of December 31, 2000 and 1999

        - Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2000

        - Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000

        - Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2000

        - Notes to Consolidated Financial Statements

     2. INDEX TO FINANCIAL STATEMENT SCHEDULES

        - Schedule II -- Valuation and Qualifying Accounts

     3. INDEX TO EXHIBITS

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
       *3.1   Certificate of Incorporation of Spacelabs Medical, Inc.
      ||3.2   Amended and Restated By-Laws of Spacelabs Medical, Inc.
       *4.1   Form of Rights Agreement dated as of June 26, 1992, between
              Spacelabs Medical, Inc. and First Chicago Trust Company of
              New York, as Rights Agent, which includes as Exhibit A the
              Certificate of Designation relating to the Series A
              Participating Cumulative Preferred Stock and as Exhibit B
              the form of Rights Certificate.
       *4.2   Form of Common Stock Certificate of Spacelabs Medical, Inc.
   ++++10.3   1992 Option, Stock Appreciation Right, Restricted Stock,
              Stock Grant and Performance Unit Plan of Spacelabs Medical,
              Inc., as amended and restated on May 10, 1995.
    ++*10.4   Spacelabs Medical, Inc. 1992 Adjustment Plan.
  +++++10.5   Stock Option and Deferral Plan for Nonemployee Directors, as
              amended and restated on October 30, 1998.
    ++*10.6   Management Incentive Compensation Plan of Spacelabs Medical,
              Inc.
    ***10.7   Amended and Restated Change of Control Agreement dated July
              24, 1998, between Spacelabs Medical, Inc. and Carl A.
              Lombardi.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
      *10.16  Letter Agreement dated September 8, 1984, between Spacelabs
              Medical, Inc. and Technology Concepts Inc. and amendment
              thereto dated August 12, 1985.
      *10.17  Software OEM License Agreement dated January 20, 1984, between Spacelabs Medical, Inc. and Hunter & Ready, Inc.
      *10.18  Software Development and Production License Agreement
              between Spacelabs Medical, Inc. and Ready Systems
              Corporation.
++******10.19 1993 Nonofficer Employee Option, Stock Appreciation Right,
              Restricted Stock, Stock Grant and Performance Unit Plan of
              Spacelabs Medical, Inc.
      +10.20  Product Development and Purchase Agreement dated October 26,
              1991, between Spacelabs Medical, Inc. and General Scanning,
              Inc.
      +10.21  Development and Manufacturing Agreement dated February 11,
              1992, between Spacelabs Medical, Inc. and Wyse Technology,
              Inc.
     **10.22  VxWorks(TM)(2) Software License Agreement dated August 27,
              1991, as amended by amendments dated January 31, 1992, and
              April 24, 1992, between Spacelabs Medical, Inc. and Wind
              River Systems, Inc.
     **10.23  ASIC Design and Purchase Agreement between Spacelabs
              Medical, Inc. and LSI Logic Corporation signed by Spacelabs
              Medical, Inc. on March 9, 1992.
     ++10.27  Limited Liability Company Agreement of SMD Software, L.L.C.
              dated January 1, 1996, between Spacelabs Medical, Inc. and
              DSA Systems, Inc.
     ++10.28  Stock Purchase and Option Agreement dated February 10, 1995, by and among Spacelabs Medical, Inc., JRS Clinical
              Technologies, Inc. ("JRS") and certain of the shareholders of JRS.
     ||10.31  Amended and Restated Loan Agreement among Spacelabs Medical,
              Inc. (California), Bank of America, N.A., U.S. Bank National
              Association, Bank of America, N.A. (agent), and Spacelabs
              Medical, Inc. (Delaware) dated August 11, 2000.
     ++10.32  ISDA Master Agreement between Spacelabs Medical, Inc. and
              Seattle-First National Bank dated October 12, 1995.
    ***10.34  Agreement and Plan of Merger dated July 11, 1997, by and among Spacelabs Medical, Inc. (California), SLMD Acquisition
              Corporation, Burdick, Inc. and certain shareholders of
              Burdick, Inc.
   ****10.35  Change of Control Agreement dated July 24, 1998, between
              Spacelabs Medical, Inc. and James A. Richman.
   ****10.36  Change of Control Agreement dated July 24, 1998, between
              Spacelabs Medical, Inc. and Eugene V. DeFelice.
  *****10.37  Lease Agreement dated April 6, 1998, between Carl Ruedebusch
              LLC and Burdick, Inc.
       10.38  Amendment dated January 10, 2001, to Change of Control
              Agreement dated July 24, 1998, between Spacelabs Medical,
              Inc. and Eugene V. DeFelice.
   ++++10.40  First Amendment, dated May 7, 1999, to Rights Agreement between Spacelabs Medical, Inc. (Delaware) and First Chicago
              Trust Company of New York, as Rights Agent, dated June 26,
              1992.
 ++++++10.42  Audit Committee Charter.
    ++|10.44  Lifeclinic Holding Corporation, 2000 Long-term Incentive
              Plan.
     ||10.45  Amended and Restated Guaranty Agreement among Spacelabs
              Medical, Inc. (Delaware), Bank of America, N.A., U.S. Bank
              National Association and Bank of America, N.A. (agent) dated
              August 11, 2000.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
     ||10.46  Deed of Trust, Security Agreement and Fixture Filing with
              Assignment of Leases and Rents among Spacelabs Medical, Inc.
              (California), Spacelabs Medical, Inc. (Delaware), Bank of
              America, N.A., U.S. Bank National Association and Bank of
              America, N.A (agent) dated August 11, 2000.
     ||10.47  Security Agreement among Spacelabs Medical, Inc.
              (California), Bank of America, N.A., U.S. Bank National
              Association and Bank of America, N.A (agent) dated August
              11, 2000.
     ||10.48  Security Agreement among Spacelabs Burdick, Inc., Vita-Stat
              Medical Services, Inc., Bank of America, N.A., U.S. Bank
              National Association and Bank of America, N.A (agent) dated
              August 11, 2000.
       10.49  Form of Severance Agreement, dated March 16, 2001, with
              Mssrs. Lombardi, Richman and DeFelice.
       10.50  Agreement, dated March 22, 2001, with Providence Capital,
              et.al.
       21.1   Subsidiaries of Spacelabs Medical, Inc.
       23.1   Consent of KPMG LLP.

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

++++++ Previously filed with, and incorporated herein by reference to Quarterly
       Report on Form 10-Q of Spacelabs Medical, Inc., filed on May 15, 2000.

       | Previously filed with, and incorporated herein by reference to Quarterly Report on Form 10-Q of Spacelabs Medical, Inc., filed on August 11, 2000.

     || Previously filed with, and incorporated herein by reference to Quarterly
        Report on Form 10-Q of Spacelabs Medical, Inc., filed on November 13, 2000.

       ++ Indicates that the Exhibit is a Compensatory Plan or Agreement.

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


/s/ CARL A. LOMBARDI                      February 23,  /s/ ANDREW R. NARA, M.D., PH.D            February 23,
----------------------------------------      2001      ----------------------------------------      2001
Carl A. Lombardi                                        Andrew R. Nara, M.D., Ph.D.
Chairman of the Board and Chief                         Director
Executive Officer

/s/ JAMES A. RICHMAN                      February 23,  /s/ PHILLIP M. NUDELMAN, PH.D             February 23,
----------------------------------------      2001      ----------------------------------------      2001
James A. Richman                                        Phillip M. Nudelman, Ph.D.
Vice President and Corporate Controller                 Director
(Principal Financial Officer)

/s/ THOMAS J. DUDLEY, D.B.A               February 23,  /s/ PETER H. VAN OPPEN                    February 23,
----------------------------------------      2001      ----------------------------------------      2001
Thomas J. Dudley, D.B.A.                                Peter H. van Oppen
Director                                                Director

/s/ HARVEY FEIGENBAUM, M.D.               February 23,
----------------------------------------      2001
Harvey Feigenbaum, M.D.
Director