Form 10-Q
period 2001-03-31
SPACELABS MEDICAL INC
filed 2001-05-14
CIK 886142

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

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM         TO         .
                                           ---------  ---------

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

      Common stock, par value $.01 per share: 9,706,683 shares outstanding as of May 1, 2001

================================================================================

                             SPACELABS MEDICAL, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----
PART I.   Financial Information

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets
              - March 31, 2001 (unaudited) and December 31, 2000..............   2
          Condensed Consolidated Statements of Operations (unaudited)
             - Three Months Ended March 31, 2001 and April 1, 2000............   3
          Condensed Consolidated Statements of Cash Flows (unaudited)
             - Three Months Ended March 31, 2001 and April 1, 2000............   4
          Notes to Condensed Consolidated Financial Statements................   5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................  10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........  15

PART II.  Other Information

Item 1.   Legal Proceedings ..................................................  16
Item 6.   Exhibits and Reports on Form 8-K ...................................  16

PART I.

Item 1.  Financial Statements

                             SPACELABS MEDICAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        -------------------------
                                                        March 31,    December 31,
(in thousands)                                            2001          2000
---------------------------------------------------------------------------------
                                                       (unaudited)

                         ASSETS
Current assets
  Cash and cash equivalents ........................    $   5,361     $   2,583
  Receivables ......................................       60,203        71,865
  Inventories ......................................       73,519        74,594
  Refundable income taxes ..........................        2,743         1,766
  Prepaid expenses .................................        1,797         2,087
  Deferred income taxes ............................       28,124        27,986
                                                        ---------     ---------
               Total current assets ................      171,747       180,881

Property, plant and equipment, net .................       60,299        60,425
Deferred income taxes ..............................          550           367
Other assets, net ..................................       32,727        33,233
                                                        ---------     ---------
                                                        $ 265,323     $ 274,906
                                                        =========     =========
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

  Short-term borrowings ............................    $      72     $     366
  Current portion of long-term obligations .........        2,321         1,571
  Accounts payable and accrued expenses ............       38,042        37,205
  Deferred revenue .................................        3,822         3,610
                                                        ---------     ---------
                Total current liabilities ..........       44,257        42,752

Long-term obligations ..............................       58,921        67,149
Commitments and contingencies (Note 8) .............         --            --

Shareholders' equity

  Common stock and additional paid-in capital ......       98,711        98,834
  Treasury shares at cost ..........................      (35,279)      (35,758)
  Accumulated other comprehensive loss .............       (9,661)       (8,205)
  Retained earnings ................................      108,374       110,134
                                                        ---------     ---------
        Total shareholders' equity .................      162,145       165,005
                                                        ---------     ---------
                                                        $ 265,323     $ 274,906
                                                        =========     =========

-------------------------------------------------------------------------------

Common shares outstanding...........................        9,702         9,684
                                                        =========     =========

     See accompanying notes to condensed consolidated financial statements.

                                      (2)

                           SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended
                                                        ------------------------
                                                         March 31,     April 1,
(in thousands, except per share data)                      2001          2000
--------------------------------------------------------------------------------
                                                                (unaudited)

Revenue ............................................     $ 59,154      $ 61,870

Cost of sales ......................................       34,525        35,805
                                                         --------      --------

Gross margin .......................................       24,629        26,065
                                                         --------      --------
Operating expenses
   Selling, general and administrative .............       19,744        21,895
   Research and development ........................        6,130         7,206
                                                         --------      --------
                                                           25,874        29,101
                                                         --------      --------

Loss from operations ...............................       (1,245)       (3,036)

Other income (expense)
   Interest income .................................           64            77
   Interest expense ................................       (1,502)       (1,307)
   Other expense, net ..............................         (130)         (454)
                                                         --------      --------

Loss before income taxes ...........................       (2,813)       (4,720)

Benefit for income taxes ...........................       (1,055)       (1,701)
                                                         --------      --------

Net loss ...........................................     $ (1,758)     $ (3,019)
                                                         ========      ========


Basic net loss per share ...........................     $  (0.18)     $  (0.32)
                                                         ========      ========

Diluted net loss per share .........................     $  (0.18)     $  (0.32)
                                                         ========      ========

Weighted average common shares outstanding -

   Basic ...........................................        9,665         9,459
                                                         ========      ========
   Diluted .........................................        9,665         9,459
                                                         ========      ========


      See accompanying notes to condensed consolidated financial statements.


                                      (3)

                             SPACELABS MEDICAL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Three Months Ended
                                                           -----------------------
                                                            March 31,     April 1,
(in thousands)                                                2001         2000
----------------------------------------------------------------------------------
                                                                 (unaudited)

Operating activities
  Net loss ..............................................   $ (1,758)   $ (3,019)
  Adjustments to reconcile net loss to net
  cash provided by operating activities
     Depreciation and amortization ......................      2,128       2,537
     Deferred income taxes ..............................         39         (17)
     Contribution to ISSOP 401(k) plan in common stock ..        188         222
     Changes in operating assets and liabilities
       Decrease in receivables ..........................     11,400      20,042
       (Increase) decrease in inventories ...............        481      (6,047)
       Increase in refundable income taxes ..............       (965)     (2,992)
       Decrease in prepaid expenses .....................        272         302
       Increase (decrease) in accounts payable and
          accrued expenses ..............................        954      (3,735)
       Increase (decrease) in deferred revenue ..........        246        (119)
     Other ..............................................          2           4
                                                            --------    --------
Net cash provided by operating activities ...............     12,987       7,178
                                                            --------    --------

Investing activities

  Investment in property, plant and equipment ...........     (1,446)       (980)
  Other .................................................         21        --
                                                            --------    --------
Net cash used by investing activities ...................     (1,425)       (980)
                                                            --------    --------

Effect of exchange rate changes on cash .................         20         (44)
                                                            --------    --------

Financing activities

  Increase (decrease) in short-term borrowings .........        (297)        480
  Principal payments on long-term debt, net .............     (8,608)     (4,744)
  Exercise of stock options .............................        101         288
                                                            --------    --------
Net cash used by financing activities ...................     (8,804)     (3,976)
                                                            --------    --------

Increase in cash and cash equivalents ...................      2,778       2,178
Cash and cash equivalents at beginning of period ........      2,583       2,562
                                                            --------    --------

Cash and cash equivalents at end of period ..............   $  5,361    $  4,740
                                                            ========    ========

       See accompanying notes to condensed consolidated financial statements.


                                      (4)

                             SPACELABS MEDICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of Spacelabs Medical, Inc. and its subsidiaries, collectively referred to as the "Company." The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Shareholders. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The information furnished reflects, in the opinion of management, all adjustments, consisting of normally recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.    Shipping and Handling Fees and Costs

      In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 requires that amounts billed to customers for shipping and handling fees be accounted for as revenue and the associated costs in cost of goods sold. To conform with the 2001 presentation, revenue for the three month period ended April 1, 2000 was increased by $0.2 million, with a corresponding increase in cost of goods sold.

3.    Inventories

                                                        -------------------------
                                                        March 31,    December 31,
          (in thousands)                                  2001          2000
         ------------------------------------------     -------------------------

          Raw materials and components...........       $  20,919     $  25,327
          Work in process........................          10,947         7,955
          Finished products......................          21,620        20,434
          Demonstration inventories..............           5,765         6,004
          Customer service parts and equipment...          14,268        14,874
                                                        ---------     ---------
                                                        $  73,519     $  74,594
                                                        =========     =========


                                      (5)

4.    Derivative Financial Instruments

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) in shareholders' equity and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

      The Company's earnings are affected by changes in short-term interest rates as a result of its short and long-term borrowings. To limit the potential effects of interest rate changes, the Company has entered into interest rate swap agreements to convert a portion of its variable interest rate debt into fixed rates. The Company has designated these interest rate swap agreements as cash flow hedges. The Company does not enter into derivative or interest rate transactions for speculative purposes. At March 31, 2001, the Company's variable rate long-term debt totaled $57.1 million and variable rate short-term borrowings totaled $0.1 million. The Company has interest rate swap agreements with a notional amount aggregating $38.1 million, effectively converting $11.1 million and $27.0 million of its variable rate long-term debt to fixed rates of 7.41% and 9.07%, respectively.

      The adoption of SFAS 133 on January 1, 2001 resulted in a decrease in shareholders' equity, net of income tax effects, of approximately $0.3 million. This was attributable to decreases in the fair value of the interest rate swaps due to declines in interest rates since the inception of the hedging arrangement and will be offset in future periods by offsetting lower interest expense associated with the hedged variable rate debt. Declines in interest rates in the first quarter of 2001 resulted in an additional decrease in the value of the interest rate swaps of $0.6 million. This loss is reflected as a component of OCI in shareholders' equity, net of related income tax effects.

5.    Net Income (Loss) per Share

      Basic net income (loss) per share is based on the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the effect of dilutive potential common shares outstanding, consisting of stock options and unvested restricted shares, using the treasury stock method. For the first quarter of 2001, unexercised stock options representing the potential rights to 2,616,700 shares are excluded from the diluted calculation as their effects would be antidilutive. For the first quarter of 2000, unexercised stock options representing potential rights to 2,888,151 shares are excluded as their effects would be antidilutive.


                                      (6)

6.    Business Segments

      The Company identifies its business segments based on management responsibility using a combination of product and geographic factors. The Company has four reporting segments: US Monitoring Systems, US Cardiology Systems, International and Consumer Health Management. Segment profit is measured as operating income (loss) before research and development, and certain unallocated corporate general and administrative expenses. The Company has no inter-segment revenue.

                                                           Three Months Ended
                                                          ---------------------
                                                          March 31,    April 1,
      (in thousands)                                        2001         2000
      ------------------------------------------------    ---------------------
      Revenue:
         US Monitoring Systems .......................    $ 32,836     $ 28,394
         US Cardiology Systems .......................       7,828       10,230
         International ...............................      15,697       19,847
         Consumer Health Management ..................       2,793        3,399
                                                          --------     --------
         Total revenue ...............................    $ 59,154     $ 61,870
                                                          ========     ========


      Segment Profit (loss):
         US Monitoring Systems .......................    $  6,262     $  3,176
         US Cardiology Systems .......................        (175)         374
         International ...............................         189        1,557
         Consumer Health Management ..................        (179)         291
                                                          --------     --------
         Total segment profit ........................    $  6,097     $  5,398

      Reconciliation of segment profit to
        loss before income taxes:

         Unallocated  general and administrative .....    $ (1,212)    $ (1,228)
         expenses
         Research and development ....................      (6,130)      (7,206)
         Other expense ...............................      (1,568)      (1,684)
                                                          --------     --------
         Loss before income taxes ....................    $ (2,813)    $ (4,720)
                                                          ========     ========

7.  Comprehensive Income (Loss)

    Comprehensive income (loss) refers to the total change in equity during a period except those changes that result from investments by owners and distributions to owners. Comprehensive income (loss) includes net income
    (loss) as well as a component comprised of certain revenues, expenses, gains and losses that under generally accepted accounting principles are reflected in shareholders' equity but excluded from the determination of net income
    (loss). The Company has segregated the total accumulated other comprehensive income (specifically, accumulated foreign currency translation adjustments and change in fair value of interest rate swap agreements) from the other components of shareholders' equity in the accompanying Condensed Consolidated Balance Sheets.


                                      (7)

    Comprehensive loss for the three month periods ended March 31, 2001 and April 1, 2000, are detailed below:

                                                             Three Months Ended
                                                            --------------------
                                                             March 31,  April 1,
    (in thousands)                                             2001       2000
    ------------------------------------------------------  --------------------
    Net loss .............................................   $(1,758)   $(3,019)
    Other comprehensive income (loss):
       Foreign currency translation adjustments ..........      (755)      (678)
       Change in fair value of interest rate swap
         agreements including transition adjustments,
         net of tax ......................................      (701)      --
                                                             -------    -------
    Comprehensive loss ...................................   $(3,214)   $(3,697)
                                                             =======    =======

8.    Commitments and Contingencies

      On March 21, 2001, six named plaintiffs filed a purported class action in Superior Court King County Washington on behalf of themselves and others allegedly similarly situated, alleging national origin discrimination and other claims arising out of certain alleged terms and conditions of employment and termination of certain Hispanic employees at the Company. The Company was served with the complaint on April 12, 2001 and filed an answer on May 2, 2001 denying liability. To date the class has not been certified. The complaint seeks class certification, judgment of no less than $10,000,000, incidental and consequential damages, interest, and costs. While the outcome of these proceedings cannot be predicted with certainty, management does not believe the complaint is meritorious and intends to vigorously defend the Company's interests. No amounts have been accrued for this matter as of March 31, 2001.

      During 2000 and the first quarter of 2001, the Company made approximately $2.2 million in payments to a financing company with respect to a recourse agreement for equipment sold to a South American customer in 1998. Approximately $1.6 million of the $2.2 million recourse obligation was charged against an allowance and certain rights of offset with respect to this matter. The Company expects to recover the remaining $0.6 million through the disposition of the underlying collateral or potential refinancing of the obligation. Accordingly, this amount has not been charged to operations as of March 31, 2001.

9.    Long-term Debt

      The Company has a long-term credit facility with two banks, which is comprised of a $32.5 million revolving component, a $30.0 million term loan and an $11.1 million term loan. On April 25, 2001, the Company amended this facility ("the Amendment")to provide for a waiver of certain financial covenants that the Company was out of compliance with as of March 31, 2001. Accordingly, the Company has continued to account for this credit facility as long-term debt. In addition, the Amendment provides for a permanent decrease in the amount available under the revolving component of the loan from $45.0 million to $32.5 million. At March 31, 2001, $16.0 million was outstanding under this component of the credit facility. The Amendment also provides for additional fees if certain refinancing milestones are not met by July 31, 2001 and for an increase in the interest rate on the entire credit facility if a refinancing is not closed by September 1, 2001.


                                      (8)

10.   Supplemental Cash Flow Information

      The following provides additional information concerning cash flow activities:

                                                           Three Months Ended
                                                        ------------------------
                                                        March 31,     April 1,
(in thousands)                                             2001         2000
------------------------------------------------------  ------------------------
Interest paid .................................         $ 1,568          $ 1,364
                                                        =======          =======
Income taxes paid (refunded) ..................         $  (146)         $ 3,117
                                                        =======          =======


                                      (9)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

                                       ---------------------------------------------
                                                     Three months ended
                                       ---------------------------------------------
(dollars in millions, except per          March 31,   April 1,    Dollar     Percent
share data)                                 2001        2000      Change     Change
------------------------------------------------------------------------------------
Revenue ................................   $ 59.2     $ 61.9     $ (2.7)      (4.4%)

Gross margin ...........................     24.6       26.1       (1.5)      (5.5%)
  As a % of revenue ....................     41.6%      42.1%

Operating expenses:
   Selling, general and administrative .     19.7       21.9       (2.2)      (9.8%)
       As a % of revenue ...............     33.4%      35.4%

   Research and development ............      6.1        7.2       (1.1)     (14.9%)
       As a % of revenue ...............     10.4%      11.6%

Other expense, net .....................      1.6        1.7       (0.1)      (6.9%)
  As a % of revenue ....................      2.7%       2.7%

Benefit for income taxes ...............     (1.1)      (1.7)      (0.6)     (38.0%)
  Effective tax rate ...................     37.5%      36.0%

Net loss ...............................   $ (1.8)    $ (3.0)    $ (1.2)     (41.8%)

Basic and diluted net loss per share ...   $ (0.18)   $ (0.32)   $ (0.14)    (43.6%)

------------------------------------------------------------------------------------

Revenue

Worldwide revenue for the first quarter of 2001 was $59.2 million compared to $61.9 million in the same quarter last year.

Total US revenue increased 3.4% to $43.5 million from $42.0 million in the first quarter of 2000. Current quarter US Monitoring Systems revenue increased 15.6% to $32.8 million as compared to $28.4 million during the same quarter a year ago. While management is encouraged by the strength of this segment of the business in the first quarter, market conditions continue to be soft. Factors contributing to the soft market condition appear to include reduction in Medicare reimbursement and uncertainties surrounding the Health Insurance Portability and Accountability Act. Current quarter US Cardiology Systems revenue was $7.8 million compared to $10.2 million in the first quarter of 2000 due primarily to issues revolving around consolidation within its cardiology dealer distribution channel and increased competition. Consumer Health Management revenue decreased to $2.8 million in the first quarter of 2001 as compared to $3.4 million for the same period in 2000 due primarily to the transition of sales efforts to include on-screen advertising as well as traditional display advertising on the Company's health stations.

International revenue, including export sales, was $15.7 million, or 26.5% of total revenue, in the first quarter of 2001 as compared to $19.8 million, or 32.1% of total revenue, in the first quarter of 2000. Foreign currency exchange rate fluctuations negatively impacted current quarter revenue by approximately $0.8 million when compared to the first quarter of 2000. In addition to the strengthening of the US dollar, management believes the decline in international revenues was due to


                                      (10)
timing of orders. International revenue has historically been subject to a higher degree of uncertainty than US revenue due to the need for foreign government approvals, more complex financing arrangements, greater variability in the financial stability of the customers, and instability of currencies in parts of the world.

The Company's ability to produce consistent future revenue growth is, to a certain extent, dependent on its backlog of orders which can be shipped. In addition to the current soft US market conditions and variability in international revenue, backlog is subject to seasonal variations and there is no guarantee that the Company will have sufficient backlog in any given quarter to meet its revenue objectives.

Gross Margin

Gross margin was 41.6% of revenue in the first quarter of 2001 as compared to 42.1% during the corresponding quarter in 2000. The decline in gross margin is a result of the impact of decreased revenue relative to the fixed-cost components of the Company's gross margin-related expenses and continued strengthening of the US dollar relative to other currencies. The Company believes that pressure on gross margin from aggressive worldwide competitive pricing will continue.

Operating Expenses

Selling, general and administrative expenses declined by $2.2 million, or 9.8%, in the first quarter of 2001 to $19.7 million compared to $21.9 million in the first quarter of 2000. This was largely due to continued efforts to reduce fixed costs in response to current market conditions as well as a decrease in variable selling expenses associated with decreased revenues. Selling, general and administrative expenses represented 33.4% of current period revenue as compared to 35.4% during the same period a year ago. Selling, general and administrative expenses in the first quarter of 2001 include approximately $0.6 million associated with certain strategic initiatives the Company is pursuing.

Research and development expenses were $6.1 million in the first quarter of 2001 compared to $7.2 million in the same period a year ago. The decrease was attributable to cost reduction efforts initiated in 2000.

Segment Profit

The Company measures segment profit as operating income before research and development, and certain unallocated corporate general and administrative expenses. Segment profit for US Monitoring Systems improved by $3.1 million or 97.2% to $6.3 million during the first quarter of 2001 from $3.2 million during the first quarter of 2000. The increase in segment profit was primarily attributable to an increase in US Monitoring Systems revenue.

During the first quarter of 2001, the US Cardiology Systems segment sustained a loss of $0.2 million compared to a profit of $0.4 million during the first quarter of 2000. The decrease in segment profit was primarily attributable to the decrease in US Cardiology Systems revenue.

Segment profit for the Company's International business unit was $0.2 million during the first quarter of 2001 compared to $1.6 million during the first quarter of 2000. The decrease was primarily volume related, attributable to a decline in first quarter segment revenue and unfavorable foreign currency exchange rate fluctuations.

Other Income (Expense)

                                      (11)

Interest expense for the first quarter of 2001 was approximately $1.5 million, a 14.9% increase from the same period of 2000. The increase was due primarily to higher average interest rates on the Company's long-term debt as a result of the refinancing of its bank credit facility in August of 2000. Interest income was approximately $64,000 for the first quarter of 2001 compared to $77,000 during the first quarter of 2000. The Company experienced a $30,000 loss from foreign currency exchange rate fluctuations in the first quarter of 2001 as compared to a $338,000 loss during the same quarter a year ago.

Taxes and Net Loss

The effective tax rate for the first quarter of 2001 was 37.5% as compared to 36.0% during the same period in 2000. The effective tax rate for the quarter was accrued at the rate expected to apply for the full year based on profitability expectations in future quarters. Failure to meet such profitability expectations could result in changes to the effective tax rate and potential increases to the valuation allowance for deferred tax assets. The tax rate in 2000 was lower than the 2001 rate due to refunds received as a result of the implementation of various tax recovery and reduction strategies.

As a result of the above factors, the Company reported a net loss of $1.8 million or $0.18 per share during the first quarter of 2001 as compared to net loss of $3.0 million or $0.32 per share during the same period a year ago.

                          CAPITAL RESOURCES & LIQUIDITY

                                         ------------------------------------------
                                         March 31, December 31,  Dollar    Percent
(dollars in millions)                      2001       2000       Change    Change
-----------------------------------------------------------------------------------
Cash and cash equivalents .........      $    5.4   $    2.6    $   2.8     107.5%

Working capital ...................         127.5      138.1      (10.6)     (7.7%)

Long-term obligations .............          58.9       67.1       (8.2)    (12.3%)

Shareholders' equity ..............         162.1      165.0       (2.9)     (1.7%)

-----------------------------------------------------------------------------------

As of March 31, 2001, cash and cash equivalents totaled $5.4 million compared to $2.6 million at December 31, 2000. The increase in cash is attributable to the receipt of customer payments near the end of the quarter that, due to the timing of their receipt, were not used to reduce the Company's outstanding long-term debt. Working capital decreased by $10.6 million during the period to $127.5 million due primarily to a decrease in accounts receivable.

During the first quarter of 2001, the Company generated $13.0 million in cash from operations as compared to $7.2 million during the same period a year ago. The primary source of operating cash was an $11.4 million reduction in accounts receivable, reflecting both increased collections and lower revenues in the first quarter of 2001 as compared to the fourth quarter of 2000.

Capital expenditures in the first quarter of 2001 totaled $1.4 million compared to $1.0 million during the first quarter of 2000. Management expects capital expenditures for the full year 2001 to be higher


                                      (12)
than 2000 levels due to planned investments in Lifeclinic Health Stations.

During the first quarter of 2001, the Company reduced its long-term borrowings by $8.6 million compared to a decrease of $4.7 million in the same period of 2000 as a result of improved accounts receivable collections and reductions in inventories. As of March 31, 2001, approximately 848,600 shares remain authorized for repurchase under the share repurchase programs approved by the Company's Board of Directors in 1995 and 1997. The Company did not repurchase any shares under these programs in 2000 or in the first quarter of 2001. Shares previously acquired under the repurchase programs are being used to service the Company's various employee benefit plans and may be used for other purposes the Company deems appropriate.

The Company's primary source of funds is its long-term credit facility with two banks. The facility is currently comprised of a $32.5 million revolving component, a $30.0 million term loan, and an $11.1 million term loan. On April 25, 2001, the Company amended the loan agreement, reducing the amount available under the revolving component from $45.0 million to $32.5 million. At March 31, 2001, the outstanding balance under the revolving component was $16.0 million. The revolving component is due in full in July 2005. The $30.0 million component converts to a term loan in July 2001, at which time it becomes repayable in 20 quarterly installments, commencing October 2001. The interest rates on the revolving component and on the $30.0 million loan range from 150 basis points over LIBOR to 250 basis points over LIBOR, based on certain quarterly performance criteria. During the first quarter of 2001, the applicable interest rate was 250 basis points over LIBOR. The $11.1 million term loan is repayable in monthly installments of $62,500 until December 2003 at which time the balance is due in full. The interest rate on this loan is 150 basis points over LIBOR. The entire credit facility is collateralized by a first security interest in accounts receivable and inventory and a deed of trust on the Company's headquarters facilities. Restrictive terms of the loan agreement require that the Company maintain specified financial ratios and comply with certain other loan covenants. The Company received a waiver from its banks for certain financial covenants it was not in compliance with at March 31, 2001 as part of the April 25, 2001 loan amendment. The loan amendment also includes a provision for additional fees if certain refinancing milestones are not met by July 31, 2001 and for a change in the interest rate on the entire credit facility to 2% over the prime rate if a refinancing is not closed by September 1, 2001. The Company is currently evaluating refinancing alternatives that will allow greater flexibility in operating results than its current credit facility. Such alternatives include a potential real estate mortgage loan on its headquarters facilities and other forms of borrowing. There is no guarantee that the Company will be successful in replacing its credit facilities or that the terms of such will be favorable to the Company.

As of March 31, 2001, the Company had approximately $16.5 million available for future borrowings under its long-term credit facility, after giving effect to the April 25, 2001 amendment; an unsecured bank line of credit totaling $5.0 million for issuances of letters of credit, banker's acceptances and performance bonds; and approximately $5.2 million available under several small international credit lines used to meet the operating requirements of its international subsidiaries.

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

                                      (13)

The euro conversion may create technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions. The participating countries' adoption of a single currency may result in greater transparency of pricing for the Company's products, making Europe a more competitive environment. The Company is in the process of upgrading certain of its financial systems in its European subsidiaries to accommodate the conversion to the euro. While management does not expect the euro conversion to have a material impact on the Company's financial position or results of operations, there can be no assurance that management's conversion efforts will be successful or completed on a timely basis.

Forward Looking Information

Statements that are not based on historical facts are forward-looking statements subject to uncertainties and risks, including, but not limited to, product and service demand and acceptance, adverse economic conditions, risk that the Company may not raise additional capital to fully fund Lifeclinic on favorable terms, adverse exchange rate fluctuations and political risks, the impact of competition on pricing, adverse impact of excess customer purchases in 1999 in anticipation of Year 2000, adverse impact of HIPAA and other legislation and regulatory development, capacity and supply constraints or difficulties, the failure to achieve product development objectives, and other risks detailed in this document and other of the Company's Securities and Exchange Commission filings.


                                      (14)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Substantially all of the revenue and operating expenses of the Company's foreign subsidiaries are denominated in local currencies and translated into US dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation impacts primarily revenue and operating expenses as a result of foreign exchange rate fluctuations. Because the Company's products are primarily manufactured in the United States, foreign currency fluctuations generally do not affect its cost of goods sold. The Company's foreign currency transaction risk is primarily limited to current amounts receivable from its foreign subsidiaries, which are denominated in local currencies. At March 31, 2001, such net receivables were approximately $0.4 million. To minimize foreign currency transaction risk, the Company ensures that its foreign subsidiaries remit amounts to the US parent in a timely manner. Foreign country short-term borrowing facilities are utilized where necessary to ensure prompt payments. The Company does not currently utilize foreign currency hedging contracts.

Interest Rates

The Company's earnings are affected by changes in short-term interest rates as a result of its short and long-term borrowings. To limit the potential effects of interest rate changes, the Company has entered into interest rate swap agreements to convert a portion of its variable interest rate debt into fixed rates. The Company does not enter into derivative or interest rate transactions for speculative purposes. At March 31, 2001, the Company's variable rate long-term debt totaled $57.1 million and variable rate short-term borrowings totaled $0.1 million. The Company has interest rate swap agreements with a notional amount aggregating $38.1 million, effectively converting $11.1 million and $27.0 million of its variable rate long-term debt to fixed rates of 7.41% and 9.07%, respectively.


                                      (15)

PART II.

Item 1.  Legal Proceedings

The first paragraph of Footnote 8 to the Financial Statements in Part I, Item 1 of this Form 10Q, Commitments and Contingencies, is hereby incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K


         Exhibits:

         Number    Description

         10.51 Amendment dated April 25, 2001 to Loan Agreement among Spacelabs Medical, Inc. (California), Bank of America, N.A., U.S. Bank National Association and Bank of America, N.A. (agent).

There were no reports on Form 8-K filed during the three months ended March 31, 2001.


                                      (16)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SPACELABS MEDICAL, INC.
                                                  (Registrant)


DATE:  May 14, 2001                     BY:         /s/  Carl A. Lombardi
                                            ---------------------------------
                                                     Carl A. Lombardi
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                        BY:       /s/  James A. Richman
                                            ---------------------------------
                                                     James A. Richman
                                                    Vice President and
                                                   Corporate Controller


                                      (17)

                             SPACELABS MEDICAL, INC.

                                  EXHIBIT INDEX

Exhibits:

  Number   Description

  10.51 Amendment dated April 25, 2001 to Loan Agreement among Spacelabs Medical, Inc. (California), Bank of America, N.A., U.S. Bank National Association and Bank of America, N.A. (agent).

                                      (18)