Form 10-Q
period 2001-06-30
SPACELABS MEDICAL INC
filed 2001-08-14
CIK 886142

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM __________ TO ___________ .

                         COMMISSION FILE NUMBER 0-20083

                                  ------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


      Common stock, par value $.01 per share: 9,723,423 shares outstanding as of August 1, 2001




================================================================================

                             SPACELABS MEDICAL, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001



                                TABLE OF CONTENTS




                                                                                    Page
                                                                                    ----
PART I.   Financial Information

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets
                 - June 30, 2001 (unaudited) and December 31, 2000..............      2
          Condensed Consolidated Statements of Operations (unaudited)
                - Three and Six Months Ended June 30, 2001 and July 1, 2000.....      3
          Condensed Consolidated Statements of Cash Flows (unaudited)
                - Six Months Ended June 30, 2001 and July 1, 2000...............      4
          Notes to Condensed Consolidated Financial Statements..................      5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...........................................     10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk............     16

PART II.  Other Information

Item 1.   Legal Proceedings ....................................................     17
Item 4.   Submission of Matters to a Vote of Security Holders...................     17
Item 6.   Exhibits and Reports on Form 8-K .....................................     17

PART I.

Item 1.  Financial Statements

                             SPACELABS MEDICAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              --------------------------
                                                                 June 30,    December 31,
  (in thousands)                                                   2001         2000
  ---------------------------------------------------------------------------------------
                                                               (unaudited)
                                     ASSETS
Current assets
    Cash and cash equivalents ...............................   $   2,715    $   2,583
    Receivables .............................................      63,272       71,865
    Inventories .............................................      73,497       74,594
    Refundable income taxes .................................       3,715        1,766
    Prepaid expenses ........................................       1,330        2,087
    Deferred income taxes ...................................      27,660       27,986
                                                                ---------    ---------
               Total current assets .........................     172,189      180,881

Property, plant and equipment, net ..........................      60,079       60,425
Deferred income taxes .......................................         509          367
Other assets, net ...........................................      32,414       33,233
                                                                ---------    ---------
                                                                $ 265,191    $ 274,906
                                                                =========    =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Short-term borrowings ...................................   $     196    $     366
    Current portion of long-term obligations ................       3,076        1,571
    Accounts payable and accrued expenses ...................      38,208       37,205
    Deferred revenue ........................................       4,131        3,610
                                                                ---------    ---------
                Total current liabilities ...................      45,611       42,752

Long-term debt ..............................................      54,005       64,160
Other long-term obligations .................................       4,184        2,989
Commitments and contingencies (Note 8) ......................          --           --

Shareholders' equity
    Common stock and additional paid-in capital .............      98,601       98,834
    Treasury shares, at cost ................................     (34,945)     (35,758)
    Accumulated other comprehensive loss ....................     (10,157)      (8,205)
    Retained earnings .......................................     107,892      110,134
                                                                ---------    ---------
             Total shareholders' equity .....................     161,391      165,005
                                                                ---------    ---------
                                                                $ 265,191    $ 274,906
                                                                =========    =========
--------------------------------------------------------------------------------------

Common shares outstanding ...................................       9,718        9,684
                                                                =========    =========

     See accompanying notes to condensed consolidated financial statements.




                                      (2)

                             SPACELABS MEDICAL, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended     Six Months Ended
                                                                   ---------------------------------------------
                                                                   June 30,    July 1,     June 30,    July 1,
(in thousands, except per share data)                                2001       2000         2001       2000
----------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
 Revenue.........................................................  $ 61,332    $ 57,620   $ 120,486   $119,490

 Cost of Sales...................................................    34,908      33,373      69,433     69,178
                                                                   --------    --------   ---------   --------

 Gross margin....................................................    26,424      24,247      51,053     50,312
                                                                   --------    --------   ---------   --------

 Operating expenses
      Selling, general and administrative........................    19,792      21,245      39,536     43,140
      Research and development...................................     6,091       6,598      12,221     13,804
                                                                   --------    --------   ---------   --------
                                                                     25,883      27,843      51,757     56,944
                                                                   --------    --------   ---------   --------

 Income (loss) from operations...................................       541      (3,596)       (704)    (6,632)

 Other income (expense)
      Interest income............................................       119         345         183        422
      Interest expense...........................................    (1,239)     (1,371)     (2,741)    (2,678)
      Other expense, net.........................................      (195)       (340)       (325)      (794)
                                                                   --------    --------   ---------   --------

 Loss before income taxes........................................      (774)     (4,962)     (3,587)    (9,682)

 Benefit for income taxes........................................      (290)     (1,810)     (1,345)    (3,511)
                                                                   --------    --------   ---------   --------
 Net loss........................................................  $   (484)   $ (3,152)   $ (2,242)  $ (6,171)
                                                                   ========    ========    ========   ========

 Basic net loss per share........................................  $  (0.05)   $  (0.33)   $  (0.23)  $  (0.65)
                                                                   ========    ========    ========   ========
 Diluted net loss per share......................................  $  (0.05)   $  (0.33)   $  (0.23)  $  (0.65)
                                                                   ========    ========    ========   ========
 Weighted average common shares outstanding -
      Basic......................................................     9,695       9,483       9,680      9,471
                                                                   ========    ========    ========   ========
      Diluted....................................................     9,695       9,483       9,680      9,471
                                                                   ========    ========    ========   ========



     See accompanying notes to condensed consolidated financial statements.



                                      (3)

                             SPACELABS MEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Six Months Ended
                                                                                 --------------------------
                                                                                   June 30,       July 1,
(in thousands)                                                                       2001          2000
-----------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)

Operating activities
    Net loss                                                                     $   (2,242)     $  (6,171)
    Adjustments to reconcile net loss to net cash provided (used)
    by operating activities
        Depreciation and amortization...........................................      4,362          4,759
        Deferred income taxes...................................................        602            494
        Contribution to ISSOP 401(k) plan in common stock.......................        355            438
        Changes in operating assets and liabilities
            Decrease in receivables.............................................      8,174         24,838
            Decrease (increase) in inventories..................................        331        (12,822)
            Increase in refundable income taxes.................................     (1,958)        (5,282)
            Decrease in prepaid expenses........................................        675          1,283
            Increase (decrease) in accounts payable and accrued expenses........      1,160         (7,291)
            Increase (decrease) in deferred revenue.............................        553           (616)
        Other                                                                            23            220
                                                                                 -----------     ---------
Net cash provided (used) by operating activities................................     12,035           (150)
                                                                                 -----------     ---------

Investing activities
    Investment in property, plant and equipment.................................     (2,924)        (1,702)
    Other                                                                              (183)            17
                                                                                 -----------     ---------
Net cash used by investing activities...........................................     (3,107)        (1,685)
                                                                                 -----------     ---------
Effect of exchange rate changes on cash.........................................        (79)           130
                                                                                 -----------     ---------

Financing activities
    Increase (decrease) in short-term borrowings................................       (168)         2,374
    Borrowings against (principal payments on) long-term debt, net..............     (8,650)            85
    Exercise of stock options...................................................        101            287
                                                                                 ----------      ---------
Net cash provided (used) by financing activities................................     (8,717)         2,746
                                                                                 ----------      ---------

Increase in cash and cash equivalents...........................................        132          1,041
Cash and cash equivalents at beginning of period................................      2,583          2,562
                                                                                 ----------      ---------
Cash and cash equivalents at end of period...................................... $    2,715      $   3,603
                                                                                 ==========      =========


     See accompanying notes to condensed consolidated financial statements.




                                      (4)

                             SPACELABS MEDICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.     Basis of Presentation

       The accompanying condensed consolidated financial statements include the accounts of Spacelabs Medical, Inc. and its subsidiaries, collectively referred to as the "Company." The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Shareholders. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

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

2.     Shipping and Handling Fees and Costs

       In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 requires that amounts billed to customers for shipping and handling fees be accounted for as revenue and the associated costs in cost of goods sold. To conform with the 2001 presentation, revenues for the three and six month periods ended July 1, 2000 were increased by $0.1 million and $0.4 million, respectively, with a corresponding increase in cost of goods sold.

3.     Inventories

                                                           ----------------------
                                                           June 30,  December 31,
                 (in thousands)                              2001       2000
                 ------------------------------------      ----------------------

                 Raw materials and components .......      $23,562     $25,327
                 Work in process ....................        9,697       7,955
                 Finished products ..................       21,976      20,434
                 Demonstration inventories ..........        5,073       6,004
                 Customer service parts and equipment       13,189      14,874
                                                           -------     -------
                                                           $73,497     $74,594
                                                           =======     =======



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

       The Company's earnings are affected by changes in short-term interest rates as a result of its short and long-term borrowings. To limit the potential effects of interest rate changes, the Company has entered into interest rate swap agreements to convert a portion of its variable interest rate debt into fixed rates. The Company has designated these interest rate swap agreements as cash flow hedges. The Company does not enter into derivative or interest rate transactions for speculative purposes. At June 30, 2001, the Company's variable rate long-term debt totaled $57.1 million and variable rate short-term borrowings totaled $0.2 million. The Company has interest rate swap agreements with a notional amount aggregating $38.1 million, effectively converting $10.9 million and $27.0 million of its variable rate long-term debt to fixed rates of 7.41% and 9.07%, respectively.

       The adoption of SFAS 133 on January 1, 2001 resulted in a decrease in shareholders' equity, net of income tax effects, of approximately $0.3 million. This was attributable to decreases in the fair value of the interest rate swaps due to declines in interest rates since the inception of the hedging arrangement and will be offset in future periods by offsetting lower interest expense associated with the hedged variable rate debt. Declines in interest rates in the first six months of 2001 resulted in an additional decrease in the value of the interest rate swaps of $0.8 million. This loss is included as a component of OCI in shareholders' equity, net of related income tax effects.

5.     Net Income (Loss) per Share

       Basic net income (loss) per share is based on the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the effect of dilutive potential common shares outstanding, consisting of stock options and unvested restricted shares, using the treasury stock method. For the three and six month periods ended June 30, 2001, unexercised stock options representing the potential rights to 2,633,725 shares are excluded from the diluted calculation as their effects would be antidilutive. For the three and six month periods ended July 1, 2000, unexercised, stock options representing potential rights to 2,804,271 shares are excluded as their effects would be antidilutive.




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


                                                                Three Months Ended          Six Months Ended
                                                               --------------------       ---------------------
                                                               June 30,     July 1,       June 30,      July 1,
       (in thousands)                                            2001        2000           2001         2000
       ----------------------------------------------------    --------     -------       --------     --------
       Revenue:
           US Monitoring..................................     $ 29,207     $27,070       $ 62,043     $ 55,464
           US Cardiology..................................        8,108       9,010         15,936       19,240
           International..................................       21,912      18,591         37,609       38,438
           Consumer Health Management.....................        2,105       2,949          4,898        6,348
                                                               --------     -------       --------     --------
           Total Revenue..................................     $ 61,332     $57,620       $120,486     $119,490
                                                               ========     =======       ========     ========


       Segment Profit (loss):
           US Monitoring..................................     $  6,594     $ 3,712       $ 12,856     $  6,888
           US Cardiology..................................         (150)       (191)          (325)         183
           International..................................        2,387       1,004          2,576        2,561
           Consumer Health Management.....................         (985)       (406)        (1,164)        (115)
                                                               --------     -------       --------     --------
           Total Segment Profit...........................     $  7,846     $ 4,119       $ 13,943     $  9,517


       Reconciliation of segment profit to loss
         before income taxes:
            Unallocated general and administrative
              expenses....................................     $ (1,214)    $(1,117)      $ (2,426)    $ (2,345)
            Research and development......................       (6,091)     (6,598)       (12,221)     (13,804)
            Other expense ................................       (1,315)     (1,366)        (2,883)      (3,050)
                                                               --------     -------       --------     --------
            Loss before income taxes......................     $   (774)    $(4,962)      $ (3,587)    $ (9,682)
                                                               ========     =======       ========     ========

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



                                      (7)

       Comprehensive loss for the three and six month periods ended June 30, 2001 and July 1, 2000, are detailed below:


                                                                                Three Months Ended     Six Months Ended
                                                                               ---------------------  ---------------------
                                                                                June 30,    July 1,    June 30,    July 1,
       (in thousands)                                                             2001       2000        2001        2000
       ----------------------------------------------------------------------  ---------   --------   ---------   --------
       Net loss                                                                 $  (484)   $ (3,152)  $  (2,242)  $ (6,171)
       Other comprehensive loss:
           Foreign currency translation adjustments..........................     ( 443)       (939)     (1,198)    (1,617)
           Change in fair value of interest rate swap agreements
             including transition adjustments, net of tax....................       (53)          -        (754)         -
                                                                               ---------   --------   ---------   --------
       Comprehensive loss....................................................    $ (980)   $ (4,091)  $  (4,194)  $ (7,788)
                                                                               =========   ========   =========   ========


8.    Contingencies

      On March 21, 2001, seven named plaintiffs filed a purported class action in Superior Court King County Washington on behalf of themselves and others allegedly similarly situated, alleging national origin discrimination and other claims arising out of certain alleged terms and conditions of employment and termination of certain Hispanic employees at the Company. The Company was served with the complaint on April 12, 2001 and filed an answer on May 2, 2001 denying liability. To date the class has not been certified and the Company has obtained dismissal of some or all of the claims of three of the named plaintiffs. The complaint seeks class certification, judgment of no less than $10,000,000, incidental and consequential damages, interest, and costs. While the outcome of these proceedings cannot be predicted with certainty, management does not believe the complaint is meritorious and intends to vigorously defend the Company's interests. No amounts have been accrued for this matter as of June 30, 2001.

      During 2000 and the first quarter of 2001, the Company made approximately $2.2 million in payments to a financing company with respect to a recourse agreement for equipment sold to a South American customer in 1998. Approximately $1.6 million of the $2.2 million recourse obligation was charged against an allowance and certain rights of offset with respect to this matter. In July 2001, the Company executed a refinancing plan among the financing company, the Company and the customer whereby the Company expects to recover, at a minimum, the remaining $0.6 million. Accordingly, this amount has not been charged to operations as of June 30, 2001.




                                      (8)

9.     Long-term Debt

       The Company has a long-term credit facility with two banks, which is comprised of a $32.5 million revolving component, a $30.0 million term loan and an $10.9 million term loan. On April 25, 2001, the Company amended this facility ("the Amendment") to provide for a waiver of certain financial covenants that the Company was out of compliance with as of March 31, 2001. The Amendment also provides for additional fees if commitment letters to refinance the debt from other lending sources are not received by July 31, 2001 and for an increase in the interest rate on the entire credit facility if a refinancing is not closed by September 1, 2001. In addition, the lenders agreed to forbear in exercising remedies upon any further covenant violations for the quarter ended June 30, 2001 until after September 1, 2001. The Company was out of compliance with the same covenants as of June 30, 2001. In accordance with the Amendment, subsequent to June 30, 2001, the Company obtained commitment letters from replacement lending sources in amounts sufficient to refinance the credit facility on a long-term basis thereby avoiding the additional fees outlined in the Amendment. The Company has continued to account for this credit facility as long-term debt based on these refinancing commitments.

10.  Recent Accounting Pronouncements

       In July 2001, the Financial Accounting Standards Board issues Statement No. 141 "Business Combinations" and Statement No. 142 "Goodwill and Other Intangible Assets." Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of Statement No. 141 and 142 no later than January 1, 2002. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

11.    Supplemental Cash Flow Information

       The following provides additional information concerning cash flow activities:


                                                                 Three Months Ended      Six Months Ended
                                                                --------------------    --------------------
                                                                June 30,     July 1,    June 30,     July 1,
       (in thousands)                                              2001        2000       2001        2000
       -----------------------------------------------------    --------     -------    --------    --------
       Interest paid                                            $  1,712     $ 1,186    $  3,280    $  2,550
                                                                ========     =======    ========    ========
       Income taxes paid (refunded).........................    $     36    $   (571)   $   (110)   $  2,546
                                                                ========     =======    ========    ========


                                      (9)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS



                                                -----------------------------------  -----------------------------------
                                                         Three months ended                   Six months ended
                                                -----------------------------------  -----------------------------------
                                                June 30,  July 1,   Dollar  Percent  June 30,  July 1,   Dollar   Percent
(dollars in millions, except per share data)      2001     2000     Change   Change    2001     2000    Change    Change
-----------------------------------------------------------------------------------  -----------------------------------
Revenue........................................  $61.3     $57.6     $3.7     6.4%    $120.5   $119.5    $1.0      0.8%

Gross margin...................................   26.4      24.2     2.2      9.0%     51.1     50.3      0.7      1.5%
  As a % of revenue............................  43.1%     42.1%                      42.4%    42.1%

Operating expenses:
    Selling, general and administrative........   19.8     21.2     (1.5)    (6.8%)    39.5     43.1     (3.6)    (8.4%)
       As a % of revenue.......................  32.3%     36.9%                      32.8%    36.1%

    Research and development...................   6.1       6.6     (0.5)    (7.7%)    12.2     13.8     (1.6)   (11.5%)
       As a % of revenue.......................   9.9%     11.5%                      10.1%    11.6%

Other expense, net.............................    1.3      1.4     (0.1)    (3.7%)    2.9      3.1      (0.2)    (5.5%)
  As a % of revenue............................   2.1%     2.4%                        2.4%     2.6%

Benefit for income taxes.......................  (0.3)     (1.8)    (1.5)   (84.0%)   (1.3)    (3.5)     (2.2)   (61.7%)
  Effective tax rate...........................  37.5%     36.5%                      37.5%    36.3%

Net loss.......................................  $(0.5)   $(3.2)    $(2.7)  (84.7%)   $(2.2)   $(6.2)   $(3.9)   (63.7%)

Basic and diluted net loss
   per share................................... $(0.05)   $(0.33)  $(0.28)  (85.0%)  $(0.23)  $(0.65)   $(0.42)  (64.6%)

------------------------------------------------------------------------------------------------------------------------

Revenue

Worldwide revenue for the second quarter of 2001 increased 6.4% to $61.3 million as compared to $57.6 million in the same quarter last year.

Total US revenue increased 1.0% to $39.4 million from $39.0 million in the second quarter of 2000. Current quarter US Monitoring Systems revenue increased 7.9% to $29.2 million as compared to $27.1 million during the same quarter a year ago. The Company believes that the US healthcare market may be improving. Current quarter US Cardiology Systems revenue was $8.1 million compared to $9.0 million in the second quarter of 2000. This change is due primarily to issues revolving around consolidation within its cardiology dealer distribution channel and increased competition. Consumer Health Management revenue decreased to $2.1 million in the second quarter of 2001 as compared to $2.9 million for the same period in 2000 due primarily to the transition of sales efforts to include on-screen advertising as well as traditional display advertising on the Company's health stations.

International revenue, including export sales increased by 17.9% to $21.9 million for the second quarter of 2001 as compared to $18.6 million for the second quarter of 2000, despite an unfavorable $0.4 million revenue impact in the 2001 quarter from foreign currency exchange rate fluctuations relative to second quarter 2000 exchange rates. International revenue comprised 35.7% of total revenue in the second quarter of 2001 versus 32.3% in the same period of 2000. The increase was primarily the result of revenue growth of $1.1 million in Europe and



                                      (10)

$1.0 million in Canada. International revenue has historically been subject to a higher degree of uncertainty than US revenue due to the need for foreign government approvals, more complex financing arrangements, greater variability in the financial stability of the customers, and instability of currencies in parts of the world.

On a year-to-date basis, worldwide revenue was $120.5 million, an increase of 0.8% when compared to the same period a year ago.

Total US revenue for the first six months of 2001 increased 2.3% to $82.9 million as compared to $81.1 million for the same period of 2000. US Monitoring revenue increased 11.9% to $62.0 million in 2001 versus $55.5 million for the first six months of 2000 due to the factors described above. US Cardiology revenue totaled $15.9 million for the first six months of 2001 versus $19.2 million for the same period in 2000. Consumer Health Management revenue was $4.9 million in 2001 year-to-date period compared to $6.3 million in 2000.

International revenue for the first six months decreased 2.2% to $37.6 million, or 31.2% of total revenue, as compared to $38.4 million, or 32.2% of total revenue for the first six months of 2000. Unfavorable foreign currency exchange rate fluctuations in the first half of 2001 accounted for $1.3 million in decreased revenue when compared to exchange rates in the first half of 2000.

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

Gross Margin

Gross margin was 43.1% of revenue in the second quarter of 2001 as compared to 42.1% during the corresponding quarter in 2000. Gross margin for the first six months of 2001 was 42.4% of revenue compared to 42.1% for the same period a year ago. The improvement in gross margin is a result of the positive impact of the cost reduction initiatives and increased volume partially offset by an unfavorable movement in foreign currency exchange rates.

Operating Expenses

Selling, general and administrative expenses declined by $1.5 million, or 6.8%, in the second quarter of 2001 to $19.8 million compared to $21.2 million in the second quarter of 2000. Selling, general and administrative expenses improved to 32.3% of current quarter revenue as compared to 36.9% for the second quarter of 2000. On a year-to-date basis, selling, general and administrative expenses decreased $3.6 million or 8.4% to $39.5 million in the first six months of 2001 from $43.1 million for the first six months of 2000. As a percentage of revenue, the first six months 2001 selling, general and administrative expenses were 32.8% versus 36.1% in the first six months of 2000. This improvement was largely due to cost reduction efforts implemented in the second half of 2000. Selling, general and administrative expenses in the second quarter and first six months of 2001 include approximately $0.5 million and $1.0 million, respectively, associated with certain strategic initiatives the Company is pursuing.

Research and development expenses were $6.1 million in the second quarter of 2001 compared to $6.6 million in the same period a year ago. On a year-to-date basis, research and development expenses decreased $1.6 million to $12.2 million, or 10.1% of revenue, as compared to $13.8 million, or 11.6% of revenue, for the first six months in 2000. This decrease was also attributable to cost reduction efforts initiated in 2000.



                                      (11)

Segment Profit

The Company measures segment profit as operating income before research and development, and certain unallocated corporate general and administrative expenses. Segment profit for US Monitoring Systems improved by $2.9 million or 77.6% to $6.6 million during the second quarter of 2001 from $3.7 million during the second quarter of 2000. On a year-to-date basis, US Monitoring Systems segment profit increased to $12.9 million as compared to $6.9 million for the first six months of the prior year. The increase in segment profit was primarily attributable to an increase in US Monitoring Systems revenue and cost reduction efforts.

During the second quarter of both 2001 and 2000, the US Cardiology Systems segment sustained a loss of $0.2 million. For the first six months of 2001, Cardiology Systems segment profit (loss) was ($0.3) million compared to $0.2 million for the first six months of 2000. The decrease in segment profit was primarily attributable to the decrease in US Cardiology Systems revenue.

Segment profit for the Company's International business unit was $2.4 million during the second quarter of 2001 compared to $1.0 million during the second quarter of 2000. The increase was primarily volume related, attributable to an increase in second quarter revenue, offset in part by unfavorable foreign currency exchange rate fluctuations. On a year-to-date basis, International segment profit remained the same at $2.6 million for the first half of both 2001 and 2000.

Segment profit (loss) for the Consumer Health Management business unit was ($1.0) million for the second quarter of 2001 compared to ($0.4) million for the same period of 2000. For the first six months of 2001, segment profit (loss) was ($1.2) million compared to ($0.1) million for the first six months of 2000. The decrease was due primarily to selling, general and administrative expense for lifeclinic.com, which was launched in the fourth quarter of 1999.

Other Income (Expense)

Interest expense for the second quarter of 2001 was approximately $1.2 million, a 9.6% decrease from the same period of 2000. The decrease was due primarily to lower average borrowings, offset in part by higher average interest rates on the Company's long-term debt as a result of the refinancing of its bank credit facility in August of 2000. On a year-to-date basis, interest expense totaled approximately $2.7 million for both 2001 and 2000. Interest income was approximately $0.1 million for the second quarter of 2001 compared to $0.3 million during the second quarter of 2000. On a year-to-date basis, interest income totaled $0.2 million in 2001 versus $0.4 million for the first six months of 2000.

The Company experienced a $53,000 loss from foreign currency exchange rate fluctuations in the second quarter of 2001 as compared to a $356,000 loss during the same quarter a year ago. On a year-to-date basis, the Company experienced exchange losses totaling $25,000 during 2001 versus $693,000 during the first six months of 2000. The exchange rate losses reflect the impact of the strengthening US dollar against the currencies of the Company's foreign operations.

Taxes and Net Loss

The effective tax rate for the second quarter of 2001 was 37.5% as compared to 36.5% during the same period in 2000. On a year-to-date basis, the effective tax rate for 2001 was 37.5% as compared to 36.3% during 2000. The effective tax rate for the quarter and the six months period was accrued at



                                      (12)
the rate expected to apply for the full year based on profitability expectations in future quarters. Failure to meet such profitability expectations could result in changes to the effective tax rate and potential increases to the valuation allowance for deferred tax assets. The tax rate in 2000 was lower than the 2001 rate due to the implementation of various tax recovery and reduction strategies.

As a result of the above factors, the Company reported a net loss of $0.5 million or $0.05 per share during the second quarter of 2001 as compared to net loss of $3.2 million or $0.33 per share during the same period a year ago.



                          CAPITAL RESOURCES & LIQUIDITY

                                                                      ---------------------------------------------------
                                                                          June 30,   December 31,    Dollar    Percent
(dollars in millions)                                                       2001        2000         Change     Change
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents............................................     $  2.7       $  2.6       $  0.1        5.1%

Working capital......................................................      126.6        138.1        (11.6)     (8.4%)

Long-term obligations................................................       58.2         67.1         (9.0)     (13.3%)

Shareholders' equity.................................................      161.4        165.0         (3.6)     (2.2%)

-------------------------------------------------------------------------------------------------------------------------


As of June 30, 2001, cash and cash equivalents totaled $2.7 million compared to $2.6 million at December 31, 2000. Working capital decreased by $11.6 million during the period to $126.6 million due primarily to a decrease in accounts receivable.

During the first six months of 2001, the Company generated $12.0 million in cash from operations as compared to a use of $0.2 million during the same period a year ago. The primary source of operating cash in 2001 was an $8.2 million reduction in accounts receivable, reflecting both increased collections and lower revenues in the second quarter of 2001 as compared to the fourth quarter of 2000.

Capital expenditures in the six months of 2001 totaled $2.9 million compared to $1.7 million during the first six months of 2000. Management expects capital expenditures for the full year 2001 to be higher than 2000 levels due to planned investments in Lifeclinic Health Stations.

During the first six months of 2001, the Company reduced its long-term borrowings by $8.7 million. As of June 30, 2001, approximately 848,600 shares remain authorized for repurchase under the share repurchase programs approved by the Company's Board of Directors in 1995 and 1997. The Company did not repurchase any shares under these programs in 2000 or in the first six months of 2001. Shares previously acquired under the repurchase programs are being used to service the Company's various employee benefit plans and may be used for other purposes the Company deems appropriate.

The Company's primary source of funds is its long-term credit facility with two banks. The facility is currently comprised of a $32.5 million revolving component, a $30.0 million term loan, and an $10.9 million term loan. At June 30, 2001, the outstanding balance under the revolving component was



                                      (13)

$16.1 million. The revolving component is due in full in July 2005. The $30.0 million component converts to a term loan in July 2001, at which time it becomes repayable in 20 quarterly installments, commencing October 2001. The interest rates on the revolving component and on the $30.0 million loan range from 150 basis points over LIBOR to 250 basis points over LIBOR, based on certain quarterly performance criteria. During the first quarter of 2001, the applicable interest rate was 250 basis points over LIBOR. The $10.9 million term loan is repayable in monthly installments of $62,500 until December 2003 at which time the balance is due in full. The interest rate on this loan is 150 basis points over LIBOR. The entire credit facility is collateralized by a first security interest in accounts receivable and inventory and a deed of trust on the Company's headquarters facilities. Restrictive terms of the loan agreement require that the Company maintain specified financial ratios and comply with certain other loan covenants. On April 25, 2001, the Company amended this facility ("the Amendment") to provide for a waiver of certain financial covenants that the Company was out of compliance with as of March 31, 2001. The Amendment also provides for additional fees if commitment letters from other lending sources are not received by July 31, 2001 and for an increase in the interest rate on the entire credit facility if a refinancing is not closed by September 1, 2001. In addition, the lenders agreed to forbear in exercising remedies upon any further covenant violations for the quarter ended June 30, 2001 until after September 1, 2001. The Company was out of compliance with the same covenants as of June 30, 2001. In accordance with the Amendment, the Company has obtained commitment letters from replacement lending sources in amounts sufficient to refinance the credit facility on a long-term basis thereby avoiding the additional fees outlined in the Amendment. The Company expects to complete the refinancing of its credit facility in the third quarter of 2001 with a real estate mortgage loan on its headquarters facilities and a revolving credit loan with a bank.


In conjunction with its refinancing activities, the Company sold investment property located adjacent to its Corporate headquarters in July 2001. The net proceeds of approximately $5.6 million were used to reduce the Company's debt. As of June 30, 2001, the Company had approximately $16.4 million available for future borrowings under its long-term credit facility, an unsecured bank line of credit totaling $5.0 million for issuances of letters of credit, banker's acceptances and performance bonds; and approximately $5.0 million available under several small international credit lines used to meet the operating requirements of its international subsidiaries.




                                      (14)

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issues Statement No. 141 "Business Combinations" and Statement No. 142 "Goodwill and Other Intangible Assets." Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt the provisions of Statement No. 141 and 142 no later than January 1, 2002. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Forward Looking Information

Statements that are not based on historical facts are forward-looking statements subject to uncertainties and risks, including, but not limited to, product and service demand and acceptance, adverse economic conditions, risk that the Company may not raise additional capital to fully fund Lifeclinic on favorable terms, refinancing of the Company's debt, adverse exchange rate fluctuations and political risks, the impact of competition on pricing, adverse impact of excess customer purchases in 1999 in anticipation of Year 2000, adverse impact of HIPAA and other legislation and regulatory development, capacity and supply constraints or difficulties, the failure to achieve product development objectives, and other risks detailed in this document and other of the Company's Securities and Exchange Commission filings.


                                      (15)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Substantially all of the revenue and operating expenses of the Company's foreign subsidiaries are denominated in local currencies and translated into US dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation impacts primarily revenue and operating expenses as a result of foreign exchange rate fluctuations. Because the Company's products are primarily manufactured in the United States, foreign currency fluctuations generally do not affect its cost of goods sold. The Company's foreign currency transaction risk is primarily limited to current amounts receivable from its foreign subsidiaries, which are denominated in local currencies. At June 30, 2001, such net receivables were approximately $0.5 million. To minimize foreign currency transaction risk, the Company ensures that its foreign subsidiaries remit amounts to the US parent in a timely manner. Foreign country short-term borrowing facilities are utilized where necessary to ensure prompt payments. The Company does not currently utilize foreign currency hedging contracts.

Interest Rates

The Company's earnings are affected by changes in short-term interest rates as a result of its short and long-term borrowings. To limit the potential effects of interest rate changes, the Company has entered into interest rate swap agreements to convert a portion of its variable interest rate debt into fixed rates. The Company does not enter into derivative or interest rate transactions for speculative purposes. At June 30, 2001, the Company's variable rate long-term debt totaled $57.1 million and variable rate short-term borrowings totaled $0.2 million. The Company has interest rate swap agreements with a notional amount aggregating $38.1 million, effectively converting $10.9 million and $27.0 million of its variable rate long-term debt to fixed rates of 7.41% and 9.07%, respectively.



                                      (16)

PART II.

Item 1.  Legal Proceedings

The first paragraph of Footnote 8 to the Financial Statements in Part I, Item 1 of this Form 10Q, Contingencies, is hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of Spacelabs Medical, Inc.'s shareholders was held on May 24, 2001. The following proposal was submitted to a vote:

      The election of eight directors, each to hold office for a term of one year and six of whom were previously directors of Spacelabs Medical, Inc. This proposal passed with the following number of votes:


                                             Affirmative       Abstentions
                                             -----------       -----------
        Stephen A. Drury                      7,705,003           934,026
        Thomas J. Dudley, D.B.A.              7,237,136         1,401,893
        Harvey Feigenbaum, M.D.               6,955,795         1,683,234
        David A. Hilton                       7,704,944           934,085
        Carl A. Lombardi                      6,791,919         1,847,110
        Andrew R. Nara, M.D., Ph.D.           7,974,947           664,082
        Phillip M. Nudelman, Ph.D.            7,961,376           677,653
        Peter H. van Oppen                    7,008,220         1,630,809


Item 6.  Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended June 30, 2001.




                                      (17)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SPACELABS MEDICAL, INC.
                                           (Registrant)




DATE:  August 13, 2001               BY: /s/  Carl A. Lombardi
                                        ---------------------------------------
                                              Carl A. Lombardi

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



                                      (18)