Form 10-Q
period 2001-09-29
SPACELABS MEDICAL INC
filed 2001-11-13
CIK 886142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From                          to                          .

Commission File Number 0-20083

SPACELABS MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1558809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15220 N.E. 40th Street, P.O. Box 97013, Redmond, Washington 98073

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (425) 882-3700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [   ]

Common stock, par value $.01 per share: 9,736,706 shares outstanding as of November 1, 2001

SPACELABS MEDICAL, INC.

FORM 10-Q

For the Quarterly Period Ended September 29, 2001

		Page

PART I.	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - September 29, 2001 (unaudited) and December 31, 2000	2

	Condensed Consolidated Statements of Operations (unaudited) - Three and Nine Months Ended September 29, 2001 and September 30, 2000	3

	Condensed Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended September 29, 2001 and September 30, 2000	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

PART II.	Other Information

Item 1.	Legal Proceedings	19

Item 6.	Exhibits and Reports on Form 8-K	19

PART I.

Item 1. Financial Statements

SPACELABS MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 29,	December 31,
(in thousands)	2001	2000

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,961	$2,583
Receivables	63,638	71,865
Inventories	63,467	74,594
Refundable income taxes	—	1,766
Prepaid expenses	1,923	2,087
Deferred income taxes	32,015	27,986

Total current assets	175,004	180,881
Property, plant and equipment, net	17,145	60,425
Deferred income taxes	3,624	367
Other assets, net	29,193	33,233

	$224,966	$274,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$436	$366
Current portion of long-term obligations and capital leases	76	1,571
Current portion of deferred gain	7,186	—
Accounts payable and accrued expenses	37,266	37,205
Deferred revenue	5,768	3,610
Taxes on income	4,490	—

Total current liabilities	55,222	42,752
Long-term debt	—	64,160
Deferred gain	3,234	—
Other long-term obligations	2,989	2,989
Contingency (Note 12)	—	—
Shareholders’ equity
Common stock and additional paid-in capital	98,476	98,834
Treasury shares, at cost	(34,597)	(35,758)
Accumulated other comprehensive loss	(8,637)	(8,205)
Retained earnings	108,279	110,134

Total shareholders’ equity	163,521	165,005

	$224,966	$274,906

Common shares outstanding	9,733	9,684

See accompanying notes to condensed consolidated financial statements.

(2)

SPACELABS MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	Sept 29,	Sept 30,	Sept 29,	Sept 30,
(in thousands, except per share data)	2001	2000	2001	2000

	(unaudited)
Revenue	$56,974	$65,188	$177,460	$184,679
Cost of Sales	43,883	36,412	113,315	105,591

Gross margin	13,091	28,776	64,145	79,088

Operating expenses
Selling, general and administrative	20,940	20,759	60,476	63,899
Research and development	6,073	6,540	18,295	20,344

	27,013	27,299	78,771	84,243

Income (loss) from operations	(13,922)	1,477	(14,626)	(5,155)
Other income (expense)
Interest income	121	194	305	616
Interest expense	(946)	(1,527)	(3,687)	(4,205)
Other income (expense) net	15,769	(409)	15,443	(1,203)

Income (loss) before income taxes	1,022	(265)	(2,565)	(9,947)
Provision (benefit) for income taxes	633	(344)	(712)	(3,855)

Net income (loss)	$389	$79	$(1,853)	$(6,092)

Basic net income (loss) per share	$0.04	$0.01	$(0.19)	$(0.64)

Diluted net income (loss) per share	$0.04	$0.01	$(0.19)	$(0.64)

Weighted average common shares outstanding -
Basic	9,711	9,505	9,690	9,482

Diluted	9,714	9,506	9,690	9,482

See accompanying notes to condensed consolidated financial statements.

(3)

SPACELABS MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	Sept 29,	Sept 30,
(in thousands)	2001	2000

	(unaudited)
Operating activities
Net loss	$(1,853)	$(6,092)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Gain on sale of assets	(22,393)	(48)
Depreciation and amortization	6,584	7,159
Amortization of deferred gain on sale	(359)	—
Deferred income taxes	(7,345)	208
Contribution to ISSOP 401(k) plan in common stock	535	611
Changes in operating assets and liabilities
Decrease in receivables	7,601	17,090
Decrease (increase) in inventories	10,848	(6,897)
Change in current income taxes	6,268	(5,364)
Decrease in prepaid expenses	110	1,927
Increase (decrease) in accounts payable and accrued expenses	110	(9,572)
Increase (decrease) in deferred revenue	2,171	(523)
Other	2,552	288

Net cash provided (used) by operating activities	4,829	(1,213)

Investing activities
Investment in property, plant and equipment	(5,441)	(2,280)
Proceeds on sale of assets	76,961	36
Other	650	(1,450)

Net cash provided (used) by investing activities	72,170	(3,694)

Effect of exchange rate changes on cash	(147)	151

Financing activities
Increase in short-term borrowings	80	452
Proceeds from (principal payments on) long-term debt, net	(65,655)	5,032
Exercise of stock options	101	288

Net cash provided (used) by financing activities	(65,474)	5,772

Increase in cash and cash equivalents	11,378	1,016
Cash and cash equivalents at beginning of period	2,583	2,562

Cash and cash equivalents at end of period	$13,961	$3,578

See accompanying notes to condensed consolidated financial statements.

(4)

SPACELABS MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Spacelabs Medical, Inc. and its subsidiaries, collectively referred to as the “Company.” The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2000 Annual Report to Shareholders. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

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

In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”). EITF 00-10 requires that amounts billed to customers for shipping and handling fees be accounted for as revenue and the associated costs in cost of goods sold. To conform with the 2001 presentation, revenues for the three and nine month periods ended September 30, 2000 were increased by $0.2 million and $0.6 million, respectively, with a corresponding increase in cost of goods sold.

3.	Inventories

	Sept 29,	December 31,
(in thousands)	2001	2000

Raw materials and components	$18,514	$25,327
Work in process	10,514	7,955
Finished products	19,880	20,434
Demonstration inventories	4,059	6,004
Customer service parts and equipment	10,500	14,874

	$63,467	$74,594

(5)

4.	Write-down of inventory

In the third quarter of 2001, the Company implemented a plan to reduce its cost structure by reducing the space required for its corporate and manufacturing operations. This plan includes the sale, and 18-month leaseback, of the Company’s headquarters and manufacturing facilities, the outsourcing of certain manufacturing operations and the planned relocation to smaller facilities. In connection with this plan, the Company evaluated its policies and procedures with respect to the quantities of service inventories required to adequately service its installed customer base. In addition, the Company made adjustments to its manufacturing output and product sales forecasts during the third quarter. As a result of these efforts and analysis, the Company recorded a write-down of its inventory of $7.5 million. This amount is included in cost of goods sold in the accompanying statements of operations for the quarter and nine months ended September 29, 2001. In order to reduce the amount of space required to store inventory and to maximize income tax benefits, the Company implemented a plan to physically scrap its excess inventories during the fourth quarter of 2001.

5.	Sale of Property

On September 12, 2001, the Company sold approximately 13.9 acres of land located in Redmond, Washington, including the Company’s corporate headquarters and a manufacturing facility (collectively, the “Property”) to a third party for $74.0 million. The net cash proceeds from this transaction were used to retire the Company’s primary credit facility (see note 7). The Company simultaneously entered into a lease agreement with the new owner to lease back the Property for a period of 18 months. The Company is responsible for the cost of insurance, taxes and maintenance of the Property during the lease term. The Company is in the process of seeking an alternative location for its current headquarters and manufacturing facilities. In connection with this transaction, the Company recognized a pre-tax gain on sale of the Property of $19.7 million, which is included in other income (expense), and recorded a deferred gain of $10.8 million, representing the present value of payments during the leaseback period. The deferred gain will be recognized over the 18-month term of the lease.

In July 2001, the Company sold investment property located adjacent to its corporate headquarters facility for $6.0 million. The net proceeds from this sale were used to reduce the Company’s debt. The Company recognized a pre-tax gain on the sale of this property of $2.7 million, which is included in other income (expense).

6.	Investments

The Company has made investments through the purchase of voting capital stock of non-public companies that are engaged in businesses that are complimentary to those of the Company. The Company periodically evaluates whether any declines in the fair value of its investments are other-than-temporary, through analysis of qualitative and quantitative factors. These factors include the implied value from any recent rounds of financing completed or proposed, the investees’ future prospects, operating trends, financial condition and results of operations. Based upon an evaluation of the facts and circumstances at September 29, 2001, the Company determined that an other-than-temporary impairment existed for two of its investments. An impairment loss was recorded to reflect these investments at fair value as of September 29, 2001, and resulted in a loss in the quarter and nine months ended September 29, 2001 of $2.2 million. This amount is included in other income (expense).

(6)

7.	Long-term Debt

In September 2001, the Company retired its primary credit facilities with the net proceeds of the sale of its headquarters and manufacturing properties. In connection with this transaction, the Company wrote off $0.4 million in unamortized loan fees associated with the retired credit facility. This amount is included in other income (expense).

8.	Derivative Financial Instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments. Prior to repaying its primary credit facility in September 2001, the Company maintained interest rate swap agreements that converted a portion of its variable interest rate debt into fixed rates. The Company designated these interest rate swap agreements as cash flow hedges.

The adoption of SFAS 133 on January 1, 2001 resulted in a decrease in shareholders’ equity, net of income tax effects, of approximately $0.3 million. This was attributable to decreases in the fair value of the interest rate swaps due to declines in interest rates since the inception of the hedging arrangement and was to be offset in future periods by offsetting lower interest expense associated with the hedged variable rate debt. Declines in interest rates from January 1 to September 12, 2001, resulted in an additional decrease in the value of the interest rate swaps of approximately $1.3 million. This was included as a component of other comprehensive income in shareholders’ equity, net of related income tax effects, through the date the Company repaid its primary credit facilities and terminated its interest rate swap arrangements. At that time, cumulative losses, net of income tax effects, were reclassified to results of operations, and $1.8 million is included in other income (expense).

9.	Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share includes the effect of dilutive potential common shares outstanding, consisting of stock options and unvested restricted shares, using the treasury stock method. For the three and nine month periods ended September 29, 2001, unexercised stock options representing the potential rights to 2,603,471 shares and 2,598,750 shares, respectively, are excluded from the diluted calculation as their effects would be antidilutive. For the three and nine month periods ended September 30, 2000, unexercised, stock options representing potential rights to 2,697,819 shares and 2,712,819 shares, respectively, are excluded as their effects would be antidilutive. The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share calculations.

(7)

		Weighted
	Income /	Average
	(loss)	Shares	Income / (loss)
(In thousands, except per share data)	(Numerator)	(Denominator)	Per Share

Three months ended September 29, 2001:
Basic net income per share	$389	9,711	$0.04
Effect of dilutive stock options and unvested restricted stock	—	3	—

Diluted net income per share	$389	9,714	$0.04

Three months ended September 30, 2000:
Basic net income per share	$79	9,505	$0.01
Effect of dilutive stock options and unvested restricted stock	—	1	—

Diluted net income per share	$79	9,506	$0.01

Nine months ended September 29, 2001:
Basic and diluted net loss per share	$(1,853)	9,690	$(0.19)

Nine months ended September 30, 2000:
Basic and diluted net loss per share	$(6,092)	9,482	$(0.64)

10.	Business Segments

The Company identifies its business segments based on management responsibility using a combination of product and geographic factors. The Company has four reporting segments: US Monitoring Systems, US Cardiology Systems, International and Consumer Health Management. Segment profit is measured as operating income (loss) before research and development, and certain unallocated corporate general and administrative expenses. Segment profit for the three and nine months ended September 29, 2001 excludes the charge for the write-down of inventory and other associated costs of disposition and consolidation of operations. The Company has no inter-segment revenue.

	Three Months Ended		Nine Months Ended

	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(in thousands)	2001	2000	2001	2000

Revenue:
US Monitoring	$32,117	$30,999	$94,160	$86,463
US Cardiology	8,051	8,796	23,987	28,036
International	15,393	22,213	53,002	60,651
Consumer Health Management	1,413	3,180	6,311	9,529

Total Revenue	$56,974	$65,188	$177,460	$184,679

Segment Profit (loss):
US Monitoring	$5,289	$6,870	$19,318	$13,758
US Cardiology	(50)	(277)	(375)	(94)
International	(584)	2,886	2,703	5,447
Consumer Health Management	(1,159)	(387)	(2,230)	(502)

Total Segment Profit	$3,496	$9,092	$19,416	$18,609

(8)

	Three Months Ended		Nine Months Ended

	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
(in thousands)	2001	2000	2001	2000

Reconciliation of segment profit to income (loss) before income taxes:
Unallocated general and administrative expenses	$(2,620)	$(1,075)	$(7,022)	$(3,420)
Unallocated cost of sales	(8,725)	—	(8,725)	—
Research and development	(6,073)	(6,540)	(18,295)	(20,344)
Other income (expense)	14,944	(1,742)	12,061	(4,792)

Income (loss) before income taxes	$1,022	$(265)	$(2,565)	$(9,947)

11.	Comprehensive Income (Loss)

Comprehensive income (loss) refers to the total change in equity during a period except those changes that result from investments by owners and distributions to owners. Comprehensive income (loss) includes net income (loss) as well as a component comprised of certain revenues, expenses, gains and losses that under generally accepted accounting principles are reflected in shareholders’ equity but excluded from the determination of net income (loss). The Company has segregated the total accumulated other comprehensive income (specifically, accumulated foreign currency translation adjustments and change in fair value of interest rate swap agreements) from the other components of shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Comprehensive loss for the three and nine month periods ended September 29, 2001 and September 30, 2000, are detailed below:

	Three Months Ended		Nine Months Ended

	Sept 29,	Sept 30,	Sept 29,	Sept 30,
(in thousands)	2001	2000	2001	2000

Net income (loss)	$389	$79	$(1,853)	$(6,092)
Other comprehensive income (loss):
Foreign currency translation adjustments	766	(1,519)	(432)	(3,136)
Change in fair value of interest rate swap agreements including transition adjustments, net of tax	(381)		(1,135)
Adjustment for losses reclassified to net income (loss)	1,135	—	1,135	—

Comprehensive income (loss)	$1,909	$(1,440)	$(2,285)	$(9,228)

12.	Contingency

On March 21, 2001, seven named plaintiffs filed a purported class action in Superior Court King County Washington on behalf of themselves and others allegedly similarly situated, alleging national origin discrimination and other claims arising out of certain alleged terms and conditions of employment and termination of certain Hispanic employees at the Company. After several of the claims of the named plaintiffs were dismissed in whole or part, and after the filing of extensive opposition, including statistical evidence, by the defendant in opposition to plaintiff’s motion to certify a class, the plaintiffs voluntarily dismissed the state court action on September 21, 2001. The Company was also served by the same plaintiff’s attorney with a purported class action complaint venued in federal court in the Western District of Washington by twenty-nine named plaintiffs, including all the plaintiffs in the prior state case, and who allege national origin discrimination and other claims arising out of certain alleged terms and conditions of employment and termination of certain Hispanic employees at the Company. To date the class has not been certified and the Company has obtained dismissal of some or all of the claims of three of the named plaintiffs. The complaint seeks class certification, judgment of no less than $10,000,000, incidental and consequential damages, interest, and costs. While the outcome of these

(9)

proceedings cannot be predicted with certainty, management does not believe the complaint is meritorious and intends to vigorously defend the Company’s interests. No amounts, other than legal fees incurred, have been accrued for this matter as of September 29, 2001.

13.	Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 141 “Business Combinations” and Statement No. 142 “Goodwill and Other Intangible Assets.” Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company is required to adopt Statement 142 on January 1, 2002. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of this statement on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

14.	Supplemental Cash Flow Information

The following provides additional information concerning cash flow activities:

	Three Months Ended		Nine Months Ended

	Sept 29,	Sept 30,	Sept 29,	Sept 30,
(in thousands)	2001	2000	2001	2000

Interest paid	$1,298	$1,403	$4,578	$3,953

Income taxes paid (refunded), net	$268	$(1,809)	$158	$737

(10)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

	Three months ended				Nine months ended

	Sept 29,	Sept 30,	Dollar	Percent	Sept 29,	Sept 30,	Dollar	Percent
(dollars in millions, except per share data)	2001	2000	Change	Change	2001	2000	Change	Change

Revenue	$57.0	$65.2	$(8.2)	(12.6%)	$177.5	$184.7	$(7.2)	(3.9%)
Gross margin	13.1	28.8	(15.7)	(54.5%)	64.1	79.1	(14.9)	(18.9%)
As a % of revenue	23.0%	44.1%			36.1%	42.8%
Operating expenses:
Selling, general and administrative	20.9	20.8	0.2	0.9%	60.5	63.9	(3.4)	(5.4%)
As a % of revenue	36.8%	31.8%			34.1%	34.6%
Research and development	6.1	6.5	(0.5)	(7.1%)	18.3	20.3	(2.0)	(10.1%)
As a % of revenue	10.7%	10.0%			10.3%	11.0%
Other income (expense), net	14.9	(1.7)	16.7	957.9%	12.1	(4.8)	16.9	351.7%
As a % of revenue	26.2%	(2.7%)			6.8%	(2.6%)
Provision (benefit) for income taxes	0.6	(0.3)	1.0	284.0%	(0.7)	(3.9)	3.1	81.5%
Effective tax rate	61.9%	NM			27.8%	38.8%
Net income (loss)	$0.4	$0.1	$0.3	392.4%	$(1.9)	$(6.1)	$(4.2)	(69.6%)
Basic and diluted net income/(loss) per share	$0.04	$0.01	$0.03	300.0%	$(0.19)	$(0.64)	$(0.45)	(70.3%)

NM — Not Meaningful

Revenue

Worldwide revenue for the third quarter of 2001 was $57.0 million as compared to $65.2 million in the same quarter last year. On a year-to-date basis, worldwide revenue was $177.5 million as compared to $184.7 million in the same period a year ago.

US Monitoring Systems revenue for the third quarter of 2001 increased 3.6% to $32.1 million as compared to $31.0 million during the same quarter a year ago. On a year-to-date basis US Monitoring revenue increased 8.9% to $94.2 million in 2001 versus $86.5 million for the first nine months of 2000. The improvement for the quarter and the year is believed to be primarily a result of an improving US healthcare provider economic environment.

Current quarter US Cardiology Systems revenue was $8.1 million compared to $8.8 million in the third quarter of 2000. For the first nine months of 2001 US Cardiology revenue totaled $24.0 million versus $28.0 million for the same period in 2000. The change for both periods is due primarily to issues related to consolidation within the Company’s cardiology dealer distribution channel and their efforts to decrease inventories as well as increased competition.

(11)

Consumer Health Management revenue decreased to $1.4 million in the third quarter of 2001 as compared to $3.2 million for the same period in 2000. Year-to-date Consumer Health Management revenue was $6.3 million compared to $9.5 million in 2000. The decrease for both periods was due primarily to decreased advertising revenue. The Company believes the decline in advertising revenue is the result of a soft advertising market coupled with the transition of the Company’s sales efforts to include on-screen advertising as well as traditional display advertising on the Company’s health stations.

International revenue, including export sales was $15.4 million for the third quarter of 2001 as compared to $22.2 million for the third quarter of 2000. International revenue comprised 27.0% of total revenue in the third quarter of 2001 versus 34.1% in the same period of 2000. International revenue for the first nine months was $53.0 million, or 29.9% of total revenue, as compared to $60.7 million, or 32.8% of total revenue for the first nine months of 2000. Unfavorable foreign currency exchange rate fluctuations in the first nine months of 2001 accounted for $1.5 million in decreased revenue when compared to exchange rates in the same period of 2000. International revenue has historically been subject to a higher degree of uncertainty than US revenue due to the need for foreign government approvals, more complex financing arrangements, greater variability in the financial stability of the customers and instability of currencies in parts of the world. Management believes that these uncertainties have contributed to a high degree of quarter-to-quarter revenue volatility this year and may continue to do so into the future.

The Company’s ability to produce consistent future revenue growth is, to a certain extent, dependent on its backlog of orders that can be shipped. In addition to the variability in international revenue, backlog is subject to seasonal variations and there is no guarantee that the Company will have sufficient backlog in any given quarter to meet its revenue objectives.

(12)

Gross Margin

Gross margin was 23.0% of revenue in the third quarter of 2001 as compared to 44.1% during the corresponding quarter in 2000. Gross margin for the first nine months of 2001 was 36.1% of revenue compared to 42.8% for the same period a year ago. Gross margin for both the current quarter and the first nine month period were negatively impacted by a $1.5 million charge for field corrective actions on certain of the Company’s products and an $8.7 million charge for the write-down of inventory and other associated costs of disposition and consolidation of operations. The inventory write-down was a result of the Company’s implementation of a plan to reduce its cost structure by reducing the space required for its corporate and manufacturing operations. This plan includes the sale, and 18-month leaseback, of the Company’s headquarters and manufacturing facilities, the outsourcing of certain manufacturing operations and the planned relocation to smaller facilities. As part of the plan, the Company evaluated its policies and procedures with respect to the quantities of service inventories required to adequately service its installed customer base and made adjustments to its manufacturing output and product sales forecasts during the third quarter. The Company plans to physically scrap its excess inventories, which have a carrying value of zero, during the fourth quarter of 2001 to reduce the amount of space required to store inventory and to maximize tax benefits.

Excluding these charges, the Company’s gross margins for the third quarter and nine months period would have been 40.9% and 41.9%, respectively. The decline in gross margin is primarily the result of the impact of decreased revenue relative to the fixed-cost components of the Company’s gross-margin related expenses and competitive pricing pressures.

Operating Expenses

Selling, general and administrative expenses were $20.9 million, or 36.8% of revenue, in the third quarter of 2001 compared to $20.8 million, or 31.8% of revenue, in the third quarter of 2000. On a year-to-date basis, selling, general and administrative expenses decreased $3.4 million or 5.4% to $60.5 million in the first nine months of 2001 from $63.9 million for the first nine months of 2000. As a percentage of revenue, the first nine months 2001 selling, general and administrative expenses were 34.1% versus 34.6% in the first nine months of 2000. This improvement was largely due to cost reduction efforts implemented in the second half of 2000. Selling, general and administrative expenses in the third quarter and first nine months of 2001 includes approximately $0.5 million and $1.4 million, respectively, associated with certain strategic initiatives the Company is pursuing, and an additional $1.0 million provision for bad debts recorded during the third quarter. The increase in bad debt allowance is primarily related to certain international receivables and the risk of deteriorating prospects of the economies in those regions.

Research and development expenses were $6.1 million in the third quarter of 2001 compared to $6.5 million in the same period a year ago. On a year-to-date basis, research and development expenses decreased $2.0 million to $18.3 million, or 10.3% of revenue, as compared to $20.3 million, or 11.0% of revenue, for the first nine months in 2000. This decrease was also attributable to cost reduction efforts initiated in 2000.

Segment Profit

The Company measures segment profit as operating income before research and development, and certain unallocated corporate general and administrative expenses. Segment profit for the three and nine months ended September 29, 2001 excludes the $8.7 million charge for the write-down of inventory and other associated costs of disposition and consolidation of operations. Segment profit

(13)

for US Monitoring Systems was $5.3 million for the third quarter of 2001 compared to $6.9 million for the third quarter of 2000. The decline in segment profit was due primarily to increased competitive pricing pressures and the US portion of the charge for field corrective actions on certain products. On a year-to-date basis, US Monitoring Systems segment profit increased 40.4% to $19.3 million as compared to $13.8 million for the first nine months of the prior year. The increase in segment profit was primarily attributable to an increase in US Monitoring Systems revenue and cost reduction efforts.

During the third quarter of 2001, the US Cardiology Systems segment sustained a loss of $0.1 million as compared to a loss of $0.3 million in the same quarter of 2000. The decrease in segment loss was due primarily to cost reduction efforts and to lower product discounts. For the first nine months of 2001, Cardiology Systems segment loss was $0.4 million compared to $0.1 million for the first nine months of 2000. The increase in segment loss was primarily attributable to the decrease in US Cardiology Systems revenue.

Segment profit (loss) for the Company’s International business unit was ($0.6) million during the third quarter of 2001 compared to $2.9 million during the third quarter of 2000. The decrease was primarily volume related, attributable to a decrease in third quarter revenue. On a year-to-date basis, International segment profit was $2.7 million in 2001 compared to $5.4 million in 2000.

Segment loss for the Consumer Health Management business unit was $1.2 million for the third quarter of 2001 compared to $0.4 million for the same period of 2000. For the first nine months of 2001, segment loss was $2.2 million compared to $0.5 million for the first nine months of 2000. The decrease was due primarily to the decline in revenue.

Other Income (Expense)

During the third quarter of 2001, the Company sold its headquarters and manufacturing facilities and investment property in Redmond, Washington and realized an aggregate gain on the sales of $22.4 million. Also in the third quarter, the Company incurred expenses of approximately $3.6 million in connection with the retirement of its primary credit facilities. These expenses include $1.8 million in recognized losses from the termination of interest rate swaps, $0.4 million in loan fee write-offs and $1.4 million in legal and other costs associated with sale of the properties and terminated efforts to refinance the Company’s debt with other financing sources.

Also in the third quarter of 2001, the Company recorded a loss on the write-down of investments of $2.2 million for other-than-temporary declines in value. The Company periodically evaluates whether any declines in fair value of its investments are other-than-temporary, through analysis of qualitative and quantitative factors. These factors include the implied value from any recent rounds of financing completed or proposed, the investees’ future prospects, operating trends, financial condition and results of operations. Based upon an evaluation of the facts and circumstances at September 29, 2001, the Company determined that an other-than-temporary impairment existed for two of its investments.

Interest expense for the third quarter of 2001 was $1.0 million compared to $1.5 million in the same period of 2000. The decrease was due to lower average borrowings and lower average interest rates on the Company’s long-term debt and the retirement of the Company’s primary credit facility on September 12, 2001. On a year-to-date basis, interest expense totaled approximately $3.7 million for 2001 and $4.2 million for 2000. Interest income was approximately $0.1 million for the third quarter of 2001 compared to $0.2 million during the third quarter of 2000. On a year-to-date basis, interest income totaled $0.3 million in 2001 versus $0.6 million for the first nine months of 2000.

(14)

The Company experienced a $35,000 gain from foreign currency exchange rate fluctuations in the third quarter of 2001 as compared to a $52,000 loss during the same quarter a year ago. On a year-to-date basis, the Company experienced an exchange gain of $10,000 during 2001 versus a loss of $745,000 during the first nine months of 2000.

Taxes and Net Loss

The effective tax rate for the third quarter of 2001 was 61.9% as compared to 129.8% during the same period in 2000. On a year-to-date basis, the effective tax rate for 2001 was 27.8% as compared to 38.8% during 2000. The effective tax rate for the quarter and the nine months period was accrued at the rate expected to apply for the full year based on profitability expectations in future quarters adjusted for unusual items. Failure to meet such profitability expectations could result in changes to the effective tax rate and potential increases to the valuation allowance for deferred tax assets. The tax rate in 2000 was lower than the 2001 rate due to the implementation of various tax recovery and reduction strategies as well as taxes attributed to the gain on sale of the corporate properties in 2001.

As a result of the above factors, the Company reported net income of $0.4 million or $0.04 per share during the third quarter of 2001 as compared to net income of $0.1 million or $0.01 per share during the same period a year ago. Net loss for the nine months ended September 29, 2001 was $1.9 million or $0.19 per share as compared to $6.1 million or $0.64 per share for the same period in 2000.

CAPITAL RESOURCES & LIQUIDITY

	Sept 29,	December 31,	Dollar	Percent
(dollars in millions)	2001	2000	Change	Change

Cash and cash equivalents	$14.0	$2.6	$11.4	440.5%
Working capital	119.8	138.1	(18.3)	(13.3%)
Long-term obligations	6.2	67.1	(60.9)	(90.7%)
Shareholders’ equity	163.5	165.0	(1.5)	(0.9%)

As of September 29, 2001, cash and cash equivalents totaled $14.0 million compared to $2.6 million at December 31, 2000. Working capital decreased by $18.3 million during the period to $119.8 million due primarily to a decrease in inventories and an increase in current portion of the deferred gain recorded on the sale and leaseback transaction.

During the first nine months of 2001, the Company generated $4.8 million in cash from operations as compared to a use of $1.2 million during the same period a year ago. The primary sources of operating cash in 2001 were collection of accounts receivable and an increase in deferred revenue.

Capital expenditures in the nine months of 2001 totaled $5.4 million compared to $2.3 million during the first nine months of 2000. Management expects capital expenditures for the fourth quarter of 2001 to be higher than the year-to-date rate of expenditures due primarily to planned investments in

(15)

Lifeclinic Health Stations.

During the third quarter of 2001, the Company sold its corporate headquarters and manufacturing facilities and an investment property for net proceeds of $77.0 million. These proceeds were used primarily to completely retire the Company’s primary credit facility. As of September 29, 2001, the Company has approximately $4.8 million available under several international credit lines used to meet the operating requirements of its international subsidiaries. The Company is currently negotiating with a bank for a $20 million revolving credit facility to support future cash flow requirements. This facility is expected to be finalized in the fourth quarter of 2001. The Company believes its current cash resources coupled with the planned revolving facility will be adequate to support its liquidity needs for at least the next twelve months. There is no guarantee that the Company will be successful in obtaining a credit facility or that the terms of such will be favorable to the Company.

As of September 29, 2001, approximately 848,600 shares remain authorized for repurchase under the share repurchase programs approved by the Company’s Board of Directors in 1995 and 1997. The Company did not repurchase any shares under these programs in 2000 or in the first nine months of 2001. Shares previously acquired under the repurchase programs are being used to service the Company’s various employee benefit plans and may be used for other purposes the Company deems appropriate.

The Euro Conversion

In January 1999 the European Central Bank assumed authority to direct monetary policy for certain participating countries in the European Union. During a transition period ending January 1, 2002, private parties may pay for goods and services using either the euro or the participating country’s legacy currency on a “no compulsion, no prohibition” basis. Beginning in 2002 the participating countries will only use new euro-denominated bills and coins.

The euro conversion may create technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions. The participating countries’ adoption of a single currency may result in greater transparency of pricing for the Company’s products, making Europe a more competitive environment. The Company is in the process of upgrading certain of its financial systems in its European subsidiaries to accommodate the conversion to the euro. While management does not expect the euro conversion to have a material impact on the Company’s financial position or results of operations, there can be no assurance that management’s conversion efforts will be successful or completed on a timely basis.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 141 “Business Combinations” and Statement No. 142 “Goodwill and Other Intangible Assets.” Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company is required to adopt Statement 142 on January 1, 2002. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of this statement on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect

(16)

of a change in accounting principle.

Forward Looking Information

Statements that are not based on historical facts are forward-looking statements subject to uncertainties and risks, including, but not limited to, product and service demand and acceptance, adverse economic conditions, risk that the Company may not raise additional capital to fully fund Lifeclinic on favorable terms, the Company’s ability to obtain a new revolving credit facility, adverse exchange rate fluctuations and political risks, the impact of competition on pricing, adverse impact of HIPAA and other legislation and regulatory developments, capacity and supply constraints or difficulties, the failure to achieve product development objectives, the risk of potential business interruption associated with the move from the headquarters facility, the risk that a suitable facility may not be identified on a timely basis, the risk that the amount of reimbursement for ambulatory blood pressure monitoring will be inadequate or delayed, and other risks detailed in this document and other of the Company’s Securities and Exchange Commission filings.

(17)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Substantially all of the revenue and operating expenses of the Company’s foreign subsidiaries are denominated in local currencies and translated into US dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation impacts primarily revenue and operating expenses as a result of foreign exchange rate fluctuations. Because the Company’s products are primarily manufactured in the United States, foreign currency fluctuations generally do not affect its cost of goods sold. The Company’s foreign currency transaction risk is primarily limited to current amounts receivable from or payable to its foreign subsidiaries, which are denominated in local currencies. At September 29, 2001, such net payables were approximately $1.2 million. To minimize foreign currency transaction risk, the Company ensures that its foreign subsidiaries remit amounts to the US parent in a timely manner. Foreign country short-term borrowing facilities are utilized where necessary to ensure prompt payments. The Company does not currently utilize foreign currency hedging contracts.

Interest Rate Risk

The Company invests its excess cash primarily in money market funds and other financial instruments with maturities of three months or less. Therefore, if market interest rates were to increase immediately and uniformly by 10% from levels at September 29, 2001, the fair values of cash and cash equivalents would not change by a material amount.

(18)

PART II.

Item 1. Legal Proceedings

Footnote 12 to the Financial Statements in Part I, Item 1 of this Form 10Q, Contingency, is hereby incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

     Exhibits:

Number	Description

4.3	Amendment, dated November 2, 2001, to Rights Agreement between Spacelabs Medical, Inc. and First Chicago Trust Company of New York as Rights Agent.

During the third quarter of 2001, the Company filed with the Securities Exchange Commission a Form 8-K, dated September 12, 2001, with respect to the sale of its corporate facilities in Redmond, Washington.

(19)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPACELABS MEDICAL, INC. (Registrant)

DATE: November 13, 2001	BY:	/s/ Carl A. Lombardi
Carl A. Lombardi Chairman of the Board and Chief Executive Officer

BY:	/s/ James A. Richman
James A. Richman Vice President and Corporate Controller

(20)

SPACELABS MEDICAL, INC.

Exhibit Index

Exhibits:

Number	Description

4.3	Amendment, dated November 2, 2001, to Rights Agreement between Spacelabs Medical, Inc. and First Chicago Trust Company of New York as Rights Agent.

(21)