Form 10-K405
period 2001-12-31
SPACELABS MEDICAL INC
filed 2002-03-21
CIK 886142

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, par value $0.01 per share

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

          The aggregate market value of the common stock held by nonaffiliates of the registrant as of February 15, 2002, was $102.6 million (based on the closing sales price of $12.50 per share on the NASDAQ Stock Market® on such date). The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 15, 2002, was 9,757,301.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2002 Annual Meeting of Stockholders

Part III (Items 10-13)

PART I

Item 1.     Business

      Spacelabs Medical, Inc. and its subsidiaries (“Spacelabs Medical”, “Spacelabs” or the “Company”) develop, manufacture, market and service patient monitoring, anesthesia delivery, diagnostic cardiology and clinical information systems (“CIS”) products for use throughout the healthcare enterprise. Spacelabs Medical’s principal products are used for diagnosis, monitoring and information management across the healthcare continuum. Spacelabs sells the disposable and replaceable supplies to support these products. The Company also has products for the consumer health monitoring market.

      Spacelabs Medical has a two-part strategy for growth. The first strategy is to capitalize on its large installed base as a target market for the Company’s broad and expanding line of integrated information solutions. Through significant investment in the system architecture of its product lines, the Company has positioned itself to capitalize on the convergence of technologies that is occurring in healthcare. The Company’s goal is to provide information solutions, based on the integration of clinical information systems and medical instrumentation technologies, that allow clinical information to be collected at any point of care, from home to hospital, and to be accessible anywhere it is needed. The Company’s leading-edge initiatives in wireless, telemedicine and Internet solutions are examples of the power of this architecture. The Company believes that over time this product strategy will positively influence its competitive position in its core markets.

      The second strategy is to expand into related markets to provide new incremental revenue sources and strengthen the Company’s position in its current markets. An example of this strategy is the Company’s entry into the market for anesthesia delivery systems. This market represents a new opportunity for incremental revenue for the Company. Spacelabs is a leader in anesthesia monitoring and information systems. With the new anesthesia delivery system, the Company will be able to provide a comprehensive anesthesia delivery, monitoring and information system solution. The Company is also pursuing initiatives to broaden the market for ambulatory blood pressure monitoring (“ABPM”). On October 17, 2001, the Centers for Medicare and Medicaid Services (“CMS”) announced that it approved reimbursement coverage for ABPM for the diagnosis of white coat hypertension, a condition in which people experience elevated blood pressure in the doctor’s office but not in their daily lives. Hypertension affects approximately 50 million Americans and is particularly prevalent in the Medicare population. Spacelabs has a leading position in this market and believes that this represents an important opportunity for the Company.

      In December 2001, the Company announced that Gerard Klauer Mattison (“GKM”) has been retained to assist the Company in exploring strategic alternatives to maximize shareholder value and that process is ongoing.

History

      Spacelabs Medical was founded in 1958 to collaborate with NASA in developing technology to monitor the vital signs of astronauts in space. By the mid-1960s, the Company was developing vital-signs monitoring systems for use in hospitals, and in 1968, it introduced its first system for monitoring patients in intensive care units. In June 1992, Spacelabs Medical became a separate, publicly traded company.

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

      Critical care units, such as coronary care units and surgical intensive care units, are characterized by, among other things, labor-intensive staffing, sometimes with a one-to-one or often with a one-to-two nurse-to-patient ratio.

      Over the last decade, hospitals have increasingly used telemetry step-down units where patients at risk are still monitored but do not require the high level of nursing care found in intensive care units. A more recent trend has been to use portable monitors in other acute care areas of the hospital when individual patients temporarily need them. This temporary monitoring approach may have cost advantages and allows patients to be monitored without moving to an intensive care unit. In 2000 the FCC finalized a number of changes to the regulation of medical telemetry in US hospitals. Among the changes was the establishment of the Wireless Medical Telemetry Service (“WMTS”). The WMTS provides new protected frequency bands specifically for telemetry in order to minimize the potential of radio frequency interference from other types of devices that may be being used in proximity to a medical telemetry installation. As a result many US hospitals are expected to accelerate new telemetry equipment purchases to migrate to the WMTS frequencies in the near term thereby creating the potential for telemetry market softness in the longer term.

      Perinatal and pediatric intensive care requires monitors with specialized functionality because of the differences between monitoring a critically ill newborn or child and a critically ill adult. These differences are a major factor in choosing a monitor for neonatal intensive care units (“NICUs”) or pediatric intensive care units.

      Fetal and Labor-and-Delivery Monitoring. Specialized monitors are used for fetal monitoring during pregnancy, labor and delivery. These monitors may also display information about the mother. The information from these monitors may be sent to a labor and delivery central station or be entered manually into the birth record.

      Perioperative Monitoring and Anesthesia Delivery. Perioperative monitoring in operating and recovery rooms has traditionally used standalone monitors but is turning to networked monitors as information systems become more prominent. Surgery was once primarily an inpatient procedure utilizing very sophisticated monitors in hospital operating rooms. Now more than half of all surgeries are performed as outpatient procedures, increasing the demand for simpler, noninvasive monitors. Anesthesia delivery systems are used in most general surgical procedures performed within hospitals and outpatient surgery centers.

      Diagnostic Cardiology. Diagnostic cardiology products are marketed to both acute care facilities (hospitals) as well as to the alternate and primary care markets (all non-hospital facilities, including physicians’ offices and clinics).

      Typically, hospitals will have a cardiology or cardiopulmonary department that performs diagnostic cardiology procedures using these types of products. Trained technicians will perform the test, and the results of the test will be read and interpreted by a cardiologist. The department may perform electrocardiogram (“ECG”) procedures for outpatient as well as inpatient needs. It is not uncommon for departments other than cardiology, such as emergency or intensive care units, to purchase an electrocardiograph to ensure rapid response time when there is a requirement for an ECG.

      In the primary care market, the traditional purchasers of diagnostic cardiology products have been family, general and internal medicine practices as well as cardiology practices.

      Consumer Health Management. The market for Web-based healthcare is growing rapidly and includes both general health information sites as well as more vertical, focused-topic sites. According to the recent study, “Pew Internet and American Life Project: Online life report,” 65 million American adults (61% of those with Internet access) went online to get health information.

      Vital signs health stations have traditionally been standalone devices located in retail sites such as pharmacies and mass-merchandising stores as well as in work-site locations. Work-site locations have grown recently as employers focus on helping employees more proactively manage their healthcare, and this market has the potential for significant future growth. The health stations take vital signs readings such as blood pressure, pulse and weight and provide space for health information. In addition to selling and leasing, the Company generates revenue by selling advertising space on the health stations.

Products

      Spacelabs Medical develops, manufactures, markets and services critical care monitoring, diagnostic cardiology, CIS products and anesthesia delivery systems as well as other products for use in the healthcare industry.

      UltraviewTM Monitoring Products. Through integration of its component elements, Spacelabs Medical’s Ultraview product line forms an advanced and comprehensive critical care patient monitoring system and the foundation for a CIS. Ultraview products address the hospital’s principal monitoring needs, from adult and perinatal intensive care units to outpatient surgery, step-down units and patient transport. The components of the Ultraview system are user-friendly bedside and central monitors, plug-in modules for measuring specific vital signs, Flexport® serial interfaces to other manufacturers’ bedside devices, ambulatory telemetry and a powerful network for access to clinical information. Spacelabs Medical sells Ultraview products as an integrated system, as standalone monitors or as add-on components to the customer’s existing systems. Sales of Ultraview products to hospitals vary widely in amount, depending on the size and configuration of the system. A typical eight-bed hardwired system sells for approximately $170,000, while a typical 12-bed telemetry system sells for approximately $85,000. Hospitals sometimes combine monitoring orders for many units or even for the entire hospital. Such orders can exceed $1 million. Ultraview monitoring products represent the major portion of Spacelabs Medical’s current business and are compatible with the Company’s previous monitoring systems.

      The Company offers an Internet telemedicine solution, Ultraview Web Source, to provide access to comprehensive patient information, including laboratory results by remote access, the electronic patient chart and the clinical data repository. The increasing demands in today’s healthcare environment often challenge healthcare organizations to supply clinicians with information wherever they may be. This remote connectivity system provides clinicians with the ability to conveniently view patient records from a remote location, such as the home or office, using a standard browser, the World Wide Web or their organization’s intranet.

      For the operating room market, the Company provides the Ultraview Anesthesia Delivery System, designed to give anesthesiologists or nurse anesthetists the tools needed to deliver anesthetic and gases during surgical procedures. The key components of these systems are a ventilator, flow meter and vaporizer. With the addition of a patient monitor and CIS, the delivery system becomes an anesthesia workstation with integrated gas delivery and analysis, monitoring and CIS. Ultraview Anesthesia Delivery Systems are modular and can be purchased with or without patient monitoring and/or CIS.

      Diagnostic Cardiology Products. The Company’s line of electrocardiographs covers all price points and markets, and ranges from small, low-cost units that are targeted primarily for physicians’ offices and international markets to fully featured units that are designed for the most rigorous application, as in the care of critically ill patients in hospital settings. Electrocardiographs can be cart-mounted so that they can be moved from bed to bed or room to room.

      Exercise tolerance test systems are diagnostic cardiology products used to identify latent heart disease not revealed on a routine resting ECG. The patient is subjected to increasing workloads, typically on a treadmill or bicycle, and the ECG is monitored for adverse changes in the heart’s response during the increased workload. The product line also includes a quiet treadmill designed for maximum patient safety.

      Spacelabs develops, manufactures, markets and services Holter and ambulatory blood pressure (“ABP”) monitoring systems. The Holter system’s ECG recorders (tape or solid state) are worn by a patient for 24 or 48 hours. The data is then downloaded to an analysis station that processes the recorded ECG data. ABP monitors gather a patient’s blood pressure measurement over 24 or 48 hours. An analysis station that quantifies the data and prepares reports for physicians then reads this data. The recorders are among the smallest and lightest available. Report generation capabilities range from simple, easy-to-use strip printers to a Windows-compatible software system.

      Intesys® Clinical Information Systems. Spacelabs Medical develops, manufactures, licenses, sells and supports a line of CIS products under the name Intesys. Intesys systems form an integrated framework to automate, manage and analyze the delivery of care. With these systems, data can be collected automatically from patient monitors, including data from other vendors’ devices integrated through Flexport serial interfaces or a gateway. In addition to maintaining flow sheets, other charting functions are computerized, such as making notes and observations and charting laboratory results. There are currently departmental applications for adult, pediatric and neonatal intensive care; the emergency department; anesthesia; cardiology; labor and delivery. The Caremaster Plus Enterprise CIS is for use throughout the healthcare enterprise. The main components of this system are results reporting, a resource scheduler to help organize appointments throughout the enterprise, comprehensive documentation, a clinical data repository (“CDR”) to integrate information from clinical and administrative systems, and a master patient index to address the problem of patients being identified differently by disparate systems. The Company believes that CIS creates a tool for providing more efficient and effective patient care.

      In January of 2002 the Company introduced a new information integration product, the Intesys® Central Workstation (ICW). The ICW integrates Ultraview® central monitoring capabilities with the information management capabilities of Intesys clinical information systems products, and also performs as a portal to the hospital’s information systems and the Internet. The ICW is a representative of the Company’s vision of providing solutions that integrate medical instrumentation with clinical information systems technologies. Historically the Company’s product development efforts have progressed incrementally toward reaching the goal of bringing its product architecture to a new level of integration.

      Interfaces. Most healthcare providers today have implemented multiple, disparate information applications within their organizations. As the desire for integration of information within these organizations increases, the need for information systems interfaces has also increased. In keeping with an open-architecture design philosophy, the Company is able to provide a wide array of interfaces that will exchange data between its own and other vendors’ HL7-compliant systems. HL7 is an industry standard communication protocol.

      While the Intesys products have been designed to meet the needs of the evolving healthcare provider industry, because of the rapid change in the evolving US healthcare delivery system, there can be no assurance that Intesys or its components will fully satisfy user requirements and result in significant commercial sales.

      Spacelabs Medical Data. The Company’s Spacelabs Medical Data division provides centralized cardiovascular services for a wide variety of pharmaceutical and medical device clinical trials, and also to clinicians. These services include Ambulatory Blood Pressure Monitoring, ECG, Holter and Event Monitoring. In June 2000 the Company submitted a petition to the Health Care Financing Agency (“HCFA”) requesting HCFA to reconsider its 1982 non-coverage decision for Ambulatory Blood Pressure. Subsequently, HCFA changed its name to CMS. In October 2001, CMS approved coverage under the Medical program for ABPM for the diagnosis of suspected white coat hypertension. It is estimated that as many as 20% of the persons diagnosed with hypertension based on blood pressure measurements taken in their physicians’ offices are not actually hypertensive. ABPM helps improve diagnostic accuracy and minimize the associated costs of treatment.

      Medical Supplies. A substantial market exists for disposable supplies such as patient electrodes, specialty graph paper, sensors and connecting lead wires that are used with medical devices. Spacelabs Medical sells a broad line of such supplies as an adjunct to its medical device business. In most cases, these products are obtained from original equipment manufacturers and are manufactured to Spacelabs Medical’s specifications. In some cases, Spacelabs Medical remarkets other manufacturers’ products for use with Spacelabs Medical’s products.

      Consumer Health Management. The Company conducts its consumer health management business through its Lifeclinic subsidiaries. The Company currently has over 10,000 installed vital signs health stations, which take over 200 million readings a year. Two models of health stations are available to measure combinations of blood pressure, heart rate and weight. The newer of the two, the Lifeclinic Health Station, can also upload such information, on a secured basis, to the lifeclinic.com Web site. The lifeclinic.com Corporation has developed a Web site with content and personal-medical-record database capabilities using an Internet-based clinical data repository.

Research and Development

      Spacelabs Medical conducts extensive research and development activities both internally and by funding projects undertaken by outside groups. Such activities include the design and development of new products for its patient monitoring systems, diagnostic cardiology products and CIS products. Spacelabs Medical is continuously seeking ways to improve its product line and enhance the functionality of its patient monitoring and CIS. This process of improvement offers the opportunity for additional revenue from upgrades and the sale of new functions and features. Spacelabs has used its product development effectively across various product lines. For example, the patient record function of the lifeclinic.com Web site is an adaptation of the charting function used in the Company’s clinical data repository product. In 2001, research and development expenses were $24.4 million or 10.1% of revenue, compared to $27.0 million or 10.8% of revenue in 2000 and $29.7 million or 9.9% of revenue in 1999. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Expenses.”

      Although Spacelabs Medical intends to continue to conduct extensive research and development activities, there can be no assurance that it will be able to develop and market new products on a cost-effective and timely basis, that such products will compete favorably with products developed by others or that Spacelabs Medical’s technology will not be superseded by new discoveries or developments.

Manufacturing

      Spacelabs Medical manufactures the majority of its products in Redmond, Washington. The Company’s diagnostic cardiology products are manufactured primarily in Deerfield, Wisconsin. During the year the Company brought the manufacture of its anesthesia systems into the Redmond facility and discontinued its arrangement with a supplier to manufacture this product line. During the third quarter of 2001, the Company initiated a plan to reduce its cost structure by reducing the amount of office and manufacturing space it occupies. This plan included the sale of its corporate headquarters and Redmond manufacturing facility in September of 2001, the scrapping of inventories, the outsourcing of its printed circuit board assembly (“PCBA”) process and relocation to smaller facilities. The outsourcing of PCBA to two principal US suppliers began in the fourth quarter of 2001 and is expected to be completed in the second quarter of 2002. The Company is currently undertaking a search for new office and manufacturing space in the same geographical area and expects to complete its relocation in the first quarter of 2003.

      Certain devices for sale by Spacelabs Medical are purchased from third parties, including computers, peripheral accessories and remote displays. The Company also purchases printed circuit boards, subassemblies such as display screens and printer mechanisms, and other materials and component parts used in the manufacture of its products. Many of these are available from multiple supply sources. Spacelabs Medical does depend, however, on certain single-source vendors for some important component parts. While any of these single-source items could be replaced over time, there is no assurance that the Company could replace the product in a timely manner, and abrupt disruption in the supply of a single-source part could have a material adverse effect on the Company’s ability to manufacture products relying on such items. With the outsourcing of its PCBA manufacturing operations, the Company’s ability to manufacture its products could similarly be disrupted or delayed by the interruption in supply from its PCBA suppliers. In addition, component parts of certain of the Company’s products are manufactured in countries that have periodically experienced political pressure, such as Taiwan, which could delay or disrupt the supply of these component parts. Spacelabs Medical cannot predict whether there is a substantial likelihood of abrupt disruption in the supply of any of these items. However, it has taken steps to mitigate the effect of disruption in the supply of some items by either maintaining an inventory of certain critical components or locating another source of certain parts that would be available in the event of an interruption of supply.

      Spacelabs Burdick, Inc., is party to a joint venture agreement (the “Joint Venture”) in the People’s Republic of China; the Joint Venture is majority owned and was established originally in 1995 by Burdick, Inc. prior to its acquisition by Spacelabs. The other parties to the agreement are Shanghai Medical Instruments (Group) Corporation and Wei Cheng Industrial Co., Ltd. Both of the other parties are domiciled in the People’s Republic of China. While the Company does not believe that the operations of the Joint

Venture currently have or will have a material adverse effect on the overall operations of the Company, there can be no assurance that such adverse effect will not occur in the future.

      The Company also has a subsidiary in Tianjin, People’s Republic of China, established as a Wholly Owned Foreign Entity (“WOFE”) under Chinese law. At this location, the Company manufactures certain of its models on a semi-knockdown basis (i.e., limited final assembly).

Sales and Marketing

      Spacelabs Medical’s hospital products are marketed in the United States primarily through its direct sales organization. The Company’s direct field sales force consists of sales personnel and clinical application specialists located throughout the United States. Products sold into the physician’s office market are sold through dealerships supported by a direct sales organization. Spacelabs Medical frequently contracts for the sale of its products with hospital buying groups, proprietary hospital chains and US government agencies. These “corporate accounts” can generate multimillion-dollar contracts, and the Company believes that the loss of a major contract could have a material adverse effect on its operations.

      Spacelabs Medical markets its products outside the US in approximately 90 countries through a combination of direct sales organizations and independent distributors. International sales, service and sales-administration activities are managed from the Company’s corporate offices and through subsidiary offices located in Australia, Austria, Belgium, Canada, China, France, Germany, Hong Kong, India, Italy, Mexico, the Netherlands, Taiwan and the United Kingdom. Although international sales are broadly distributed worldwide, a major disruption of distribution in certain foreign markets may have a major effect on Spacelabs Medical’s total annual revenue. Sales to foreign customers including export sales accounted for approximately 30% of Spacelabs Medical’s revenue in 2001. See Note 13 of “Notes to Consolidated Financial Statements.”

      In addition to distributor and direct sales to end users, Spacelabs Medical also sells its noninvasive blood pressure products for distribution on an OEM basis by other medical products companies.

      Spacelabs Medical’s marketing efforts include the development of relationships with current and prospective customers, participation in annual professional meetings for clinicians and hospitals, advertisement in trade journals, direct mail and telephone marketing.

Customer Support and Warranty

      Spacelabs Medical warrants most of its new products (exclusive of software) for all parts and labor generally for the earlier of 14 months from the date of original delivery or 12 months from first online operation. Under the terms of the warranty, the customer is assured of service and parts so that the equipment will operate in accordance with specifications. Spacelabs Medical warrants that software will perform in accordance with specifications at the delivery date. Spacelabs Medical offers a variety of post-warranty service agreements that permit customers to contract for the level of equipment maintenance they require. In addition, Spacelabs Medical offers specific software support agreements, reflecting the growing use of Spacelabs Medical’s software products that can be updated. Service is provided at rates competitive with those offered by Spacelabs Medical’s competitors. Some new diagnostic cardiology products are warranted, inclusive of software, for all parts and labor during the warranty term, which may be one year, three years or five years, depending on the product. These warranties do not include support and upgrades for software. Diagnostic cardiology products are serviced in the field by the Spacelabs Medical service organization and by authorized diagnostic cardiology dealers who maintain the equipment they sell and provide on-site field service whenever it is practical. Such dealers participate in ongoing technical certification programs to ensure their technical expertise. The Company’s warranty costs are included in cost of sales in its Consolidated Financial Statements herein.

      Customers may purchase installation, technical training, clinical in-service and documentation support appropriate for the product type. In the United States, Spacelabs Medical’s direct service force offers 24-hour-a-day, 7-day-a-week technical phone support with its software support agreements and, when needed, on-site repair. Internationally, Spacelabs Medical provides service either through a direct organization or through distributors or third-party organizations.

      Spacelabs Medical believes that its customer service and support are an integral part of its competitive strategy. Service capability, availability and responsiveness play an important role in marketing and selling medical equipment and systems, particularly as the technological complexity of the products increases. Unlike some other areas of medical electronics, monitoring manufacturers cannot depend on significant conversion to service contracts after the standard warranty period.

Competition

      The worldwide markets for patient monitoring and diagnostic cardiology are intensely competitive. Spacelabs Medical faces competition from many US and international companies, some of which have far greater financial, marketing, service, technical, and research and development resources than those of the Company. Within the critical care patient monitoring markets, Royal Philips Electronics (“Philips”) is Spacelabs Medical’s primary worldwide competitor. Other critical care monitoring competitors include, but are not limited to, G.E. Medical Systems, Siemens AG, Welch Allyn, Datascope Corporation, and Datex-Ohmeda Inc. (owned by Instrumentarium) plus many other companies throughout the world. The primary competitors in the diagnostic cardiology markets are G.E. Medical, Philips, Welch Allyn, Quinton and a number of other companies.

      In the consumer health arena, the Company’s competitors include companies such as CardioTech International and Computerized Screening, Inc. and other health-related Web sites, including Web MD, mybp.com and others.

      Spacelabs Medical believes that the principal competitive factors in its market for critical care patient monitoring and diagnostic cardiology products are clinical utility, system technology, life-cycle cost-benefits and customer support and service. Price has become an increasingly important competitive factor and, at times, the decisive factor as customers come under increasing pressure to forego added features in exchange for lower prices. Spacelabs Medical also believes that the size of a particular manufacturer’s installed base is a competitive factor. In terms of acquisition costs, installation and user training, hospitals make a long-term commitment when selecting a monitoring system. This factor tends to limit competition based on changes in technology since hospitals cannot readily replace individual system components with those from another manufacturer. Instead, hospitals will look to their supplier for upgrades and, if not forthcoming, wait to replace the whole system at the end of its useful life, typically seven or more years.

Dynamics in the Healthcare Environment

      The decision to purchase monitoring equipment either to replace existing equipment or as part of a renovation or expansion is generally part of a hospital’s capital budgeting process. While some aspects of the utilization of this equipment may be billed separately, the buyer normally recovers the costs of monitoring products as part of general charges for intensive care, operating room and so forth. Reimbursement often covers only a portion of charges. In general, purchases are driven by the need to provide adequate instrumentation to meet contemporary standards of care and reliability. Within this context, monitoring products, along with other capital equipment, are purchased as a hospital or foreign health authority can commit the funds. Any reimbursement changes that tend to reduce a hospital’s profitability or specifically reduce capital reimbursement will tend to depress capital equipment spending. Hospital managers also may delay purchases during periods of uncertainty about future reimbursement and cash flow.

      Healthcare providers on both an inpatient and outpatient basis use Spacelabs Medical’s diagnostic cardiology products. Providers seek reimbursement from third-party payors in the United States, principally Medicare, Medicaid and private health insurance plans. Such reimbursement for diagnostic tests is subject to the regulations and policies of government agencies and other third-party payors. Worldwide, these third-party payors and governmental agencies are under increasing pressure to contain medical costs.

      Limits on reimbursement or other cost-containment measures imposed by third-party payors or foreign health authorities may adversely affect the financial condition and ability of hospitals and others to purchase products, such as Spacelabs Medical’s principal products, by reducing funds available for capital expenditures.

      In 1996, the US Congress passed the Health Insurance Portability and Accountability Act (“HIPAA”), which authorized the Department of Health and Human Services (“HHS”) to promulgate regulations and standards relating to administrative and financial healthcare transactions, unique health identifiers, security, electronic signatures and other related matters. To date, HHS has issued a number of proposed regulations relating to the foregoing which may adversely effect the Company’s business, including but not limited to product requirements, internal processes and customer expectations.

      The Balanced Budget Act of 1997 is reducing overall US government expenditures for Medicare payments and as a result is applying negative pressure on healthcare providers’ profitability.

Employees

      As of February 15, 2002, Spacelabs Medical had approximately 1,177 full-time employees. None of Spacelabs Medical’s US employees are covered by collective bargaining agreements, and the Company considers its employee relations to be satisfactory worldwide.

Item 2.     Properties

      In September of 2001, Spacelabs Medical sold its 392,000 square-foot corporate office and manufacturing facility located in Redmond, Washington for $74 million. The Company has an 18-month lease to continue use of this property and is undertaking a search for new space and believes that, because of outsourcing some manufacturing and overall reductions in work force, it will be able to move the operation into a smaller facility. The Company intends to try to stay in the same general geographical location. There can be no assurance that a smaller facility will be identified in a timely manner, or that the relocation will not be disruptive to the Company’s operations. The Company’s patient monitoring, CIS and fetal monitoring products are designed and manufactured at the Redmond facility. The Company’s diagnostic cardiology products are principally designed and manufactured in a 100,000 square-foot leased facility in Deerfield, Wisconsin.

Item 3.     Legal Proceedings

      Spacelabs Medical is subject to various product liability, patent, employment, commercial and other proceedings. While the outcome of these proceedings cannot be predicted with certainty, Spacelabs Medical believes that none of such proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition or financial statements.

      Spacelabs Medical maintains insurance coverage for specified risks that it believes is appropriate to its business and that is typical of similarly situated companies. There can be no assurance that Spacelabs Medical’s current insurance coverage will prove adequate or that the amount or type of coverage available to the Company will remain available on a cost-effective basis.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is certain information regarding the executive officers of Spacelabs Medical:

Carl A. Lombardi, 58	Chairman of the Board and Chief Executive Officer of Spacelabs Medical since 1992; Group Vice President of Westmark from 1987 to 1992; Group Vice President of Squibb Medical Systems from 1982 to 1987; President of Spacelabs Medical since 1981.

Eugene V. DeFelice, 43	Vice President, General Counsel and Secretary of Spacelabs Medical since 1997; General Counsel and Secretary of Spacelabs

Medical from 1996 to 1997; General Counsel and Member of the Board of Huntleigh Healthcare, Inc. in 1995; Assistant General Counsel, Division of Hoffmann-LaRoche from 1986 to 1994.

Roy L. Hays, 51	Vice President, Product Development of Spacelabs Medical since 1995; Senior Director, Product Development of Spacelabs Medical from 1991 to 1995; various other management positions in product development for Spacelabs Medical from 1988 to 1991.

Dennis E. Larsen, 54	Vice President, Business Development of Spacelabs Medical since 1998; Vice President and Supplies Products General Manager of Spacelabs Medical from 1995 to 1998; Vice President, Business Development of Spacelabs Medical from 1990 to 1995.

Timothy R. Miskimon, 52	Senior Vice President, International Operations of Spacelabs Medical since 1998; Vice President, International of Spacelabs Medical from 1992 to 1998.

James A. Richman, 55	Vice President and Corporate Controller of Spacelabs Medical since 1995; Corporate Controller of Spacelabs Medical from 1992 to 1995.

James E. Roop, 45	Vice President and General Manager, US Monitoring Sales, Spacelabs Medical since 1998; Vice President Sales, US Monitoring of Spacelabs Medical from 1997 to 1998; various other senior sales management positions for Spacelabs Medical from 1996 to 1997; various sales management positions for US Surgical Corporation from 1986 to 1996.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters

      Market and Market Price for Common Stock. Spacelabs Medical common stock, $0.01 par value per share, is traded over the counter under the symbol SLMD and is an authorized security for quotation on the Nasdaq National Market (“Nasdaq/ NM”).

      The market prices of a share of Spacelabs Medical common stock are set forth below. The prices reflect the high and low bid prices for each quarter as reported by Nasdaq/ NM.

	Quarter Ended

	March	June	September	December

2001
High	$13.25	$12.67	$14.25	$12.63
Low	8.25	9.20	9.98	9.30
2000
High	$20.75	$15.94	$12.37	$14.50
Low	14.25	9.75	8.31	8.94

      Holders. The approximate number of holders of record of Spacelabs Medical common stock, as recorded on the books of Spacelabs Medical’s Registrar and Transfer Agent as of February 15, 2002, was 4,949.

      Dividends. Spacelabs Medical has not paid cash dividends on its common stock and does not currently have any plans to pay such dividends in the foreseeable future. The dividend policy of Spacelabs Medical is reviewed from time to time by the Company’s Board of Directors in light of its earnings and financial condition and such other business considerations, as the Board of Directors considers relevant.

Item 6.     Selected Consolidated Financial Data

      The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in this Form 10-K.

	2001	2000	1999	1998	1997

	(Dollars in thousands, except per-share data)
For the Year Ended
Revenue	$242,085	$248,969	$301,173	$275,173	$266,226
Gross margin	92,013	107,818	143,959	122,723	131,158
Gross margin as a percent of revenue	38.0%	43.3%	47.8%	44.6%	49.3%
Selling, general and administrative	82,063	83,062	93,552	90,551	79,279
Research and development	24,391	26,984	29,663	30,715	31,614
Acquisition of in-process research & development	—	—	—	—	33,967
Restructuring of operations	—	—	—	3,559	911
Other income (expense)	11,933	(6,641)	(5,607)	6,475	(1,467)
Income (loss) before income taxes	(2,508)	(8,869)	15,137	4,373	(16,080)
Net income (loss)	(2,096)	(4,691)	9,812	2,713	(20,398)
Net income (loss) as a percent of revenue	(0.9)%	(1.9)%	3.3%	1.0%	(7.7)%
Basic net income (loss) per share	$(0.22)	$(0.49)	$1.04	$0.29	$(2.13)
Diluted net income (loss) per share	$(0.22)	$(0.49)	$1.04	$0.29	$(2.13)

At Year-End
Receivables	$61,601	$71,865	$85,399	$82,574	$70,691
Inventories	61,340	74,594	74,015	65,912	59,779
Working capital	114,931	138,129	136,015	120,629	120,647
Total assets	223,460	274,906	291,665	286,047	290,192
Long-term obligations	4,419	67,149	66,108	65,143	66,846
Shareholders’ equity	163,490	165,005	169,887	161,021	164,869
Book value per share(1)	$16.76	$17.04	$17.91	$17.08	$17.42

(1)	Book value per share is based on the number of common shares outstanding as of year-end.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market Overview

      The Company believes that changes in the dynamics of the healthcare environment will create incentives to optimize process efficiencies, control costs, increase the quality of patient care and consequently, create increased demand for products which aid in reaching these goals. Automation of data collection, analysis and distribution can play an important role in realizing such efficiencies and increasing the quality of care that healthcare providers deliver. The Company believes that the convergence of information technologies being witnessed in many industries will, when applied to healthcare delivery, provide major benefits to healthcare providers and opportunities in the market. The Company remains focused on integrating the components of its traditional instrumentation products with information system technologies in order to meet the evolving information needs of its customers. The Company also believes that this product strategy will differentiate its product line as a whole and thereby provide competitive benefit. Because the market is emerging and the healthcare delivery system remains in a period of transition, it is difficult to predict the rate of growth of the market and, therefore, the Company’s ability to produce incremental revenue from these enhancements.

US Medical Monitoring Market

      Management believes that the hospital market for the Company’s products was impacted negatively by a number of external factors beginning in 2000 and extending into 2001. First, the Balanced Budget Amendment of 1997 reduced the level of Medicare reimbursement from that point forward, putting pressure on provider’s profitability and funds available. Legislation was passed in late 1999 and 2000 that decreased the reductions in Medicare reimbursement and it is believed that the economics of healthcare providers have improved as a result. Second, heavy expenditures by providers in 1999 to bring systems into Y2K compliance impacted the market in 2000/2001 by pulling orders from 2000/2001 into 1999 which reduced capital available in 2000/2001. The impact of this dynamic should diminish going forward as the installed base of patient monitors ages. Finally, the uncertainties revolving around the pending guidelines of HIPAA generated a note of caution among customers as they began to assess the Act’s potential impact. The Company believes that these impacts were felt industry-wide.

      Although advances in technology affect the markets for the medical devices sold by the Company, they remain primarily replacement markets driven by a provider’s decision to replace older or obsolete equipment. As a result, healthcare providers have discretion in the timing of their equipment purchases and can delay them. Competition for business is intense in the current market environment, resulting in continued pricing pressure.

      Restructuring and consolidation among healthcare providers have increased the complexity of selling capital equipment. Today’s providers have larger and more complicated purchasing processes as well as more difficult issues requiring solutions such as those provided by the Company’s products. These factors contribute to the difficulty in estimating revenue both on a quarterly and an annual basis.

US Cardiology Market

      The market for the Company’s line of noninvasive diagnostic cardiology products exists in both hospitals and physicians’ offices/ clinics. Historically, the Company’s sales effort was primarily targeted toward the US physician’s office. More recently, sales efforts have been strategically expanded to also focus on the US hospital market. The US hospital market for cardiology products has been influenced by the same factors as described above under US Medical Monitoring Market. The US physician’s office market was negatively influenced by a different set of factors in 2001. In the US physician’s office market, the Company sells its products through distributors. Some of these distributors have made inventory reduction a priority and have been aggressively doing so throughout 2001. This results in negative pressure to the Company’s revenue stream while the distributor’s inventories reach the levels they deem optimal. Management believes that distributor inventories may be approaching optimal levels, which should result in increasing revenue. It is also believed that the slowdown in the US economy has created some softness in the physician’s office market. As with the medical monitoring market, cardiology products are sold into a primarily replacement market. As a result, healthcare providers have discretion in the timing of their equipment purchases and can delay them. Competition for business in the current market environment is intense, creating continued pricing pressure.

International Market

      The Company markets its products in approximately 90 countries outside of the US. The dynamics influencing the vitality of each market can differ greatly country-to-country or region-to-region. During 2001, the Company saw growth in China and Canada, while continued weak economic conditions in Europe and Latin America had a negative impact on revenues. The combination of political, economic and healthcare delivery policies can influence the market for capital equipment and the Company’s performance in any country or region in any given year. The effects of worldwide political and economic dynamics, including currency exchange rates, are not in the control of the Company and, therefore, the impact on the Company’s performance and financial statements cannot be predicted with precision.

Consumer Health Management

      The Company has historically participated in the consumer health market through the placement of its blood pressure monitoring health stations in retail and work site locations. The Company is the leading supplier of health stations in the US. The installed base of over 10,000 stations takes approximately 200 million blood pressure measurements each year. Traditionally, the revenue from this business comes primarily from display advertising placed on the health stations, but revenue is also generated from the sale and lease of the health stations. The Company as well as some of its competitors are in the process of introducing health stations that can not only support the traditional display advertising media but can also supply on-screen dynamic and interactive advertising through internet connectivity. Management believes that as this new media evolves, an even greater proportion of revenue will come from advertising as opposed to the sale and lease of the health stations. Though the Company views this market reformulation as a positive opportunity, many uncertainties remain relative to the nature and timing of this fundamental business model transition.

Critical Accounting Policies and Estimates

      The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including those related to bad debts, sales returns, inventories, income taxes, investments, intangible assets, and warranty obligations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The Company believes the following critical accounting policies require its more significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition

      Revenue from the sale of equipment and medical supplies is recognized when title transfers to the customer, primarily upon shipment as equipment is fully functional upon shipment and installation services, if provided, are not essential to the functionality of the equipment. Revenue derived from equipment service contracts is deferred and recognized on a straight-line basis over the lives of the contracts. Revenue from billable services, including repair activity is recognized when the service is provided. Advertising revenue from the Company’s Consumer Health Monitoring segment is recognized using the straight-line method over the period the advertisements are run. Revenue from leasing health stations is recognized over the lease period. In accordance with AICPA Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”), revenue from multi-element arrangements is allocated to different elements based upon vendor-specific objective evidence. As specified in SOP 97-2, revenue from the sale of software licenses is either recognized upon shipment or on the percentage-of-completion method, depending on such factors as the extent and complexity of implementation required and whether significant payment terms are contingent upon completion of future milestones. Revenue from software implementation services is recognized as the services are provided. Software maintenance revenue is deferred and recognized on a straight-line basis over the life of the maintenance agreement.

Estimating Allowances for Doubtful Accounts and Sales Returns

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management analyzes specific accounts receivable as well as historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the allowance for doubtful accounts. If the financial condition of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

      The Company also maintains a sales returns allowance in order to estimate potential future product returns related to current period revenue. In addition to estimating the impact of returns that have been authorized by the Company but not yet received, management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the Company’s products when evaluating the adequacy of the sales returns allowance. Significant management judgments and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the timing of the Company’s revenue if management made different judgments or utilized different estimates.

Valuation of Inventories

      The Company writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the carrying value of the inventory and the estimated market value based on assumptions about future product demand and market conditions. If future product demand is lower than expected or if market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required.

      During the third quarter of 2001, the Company recorded an $8.7 million charge for the scrapping of inventory and other associated costs of disposition and consolidation of operations. This charge was the result of the implementation of a plan for the Company to reduce its cost structure by reducing the space required for one of its manufacturing operations and its corporate headquarters. The plan includes the sale, and 18-month leaseback, of the Company’s headquarters and manufacturing facilities, the outsourcing of certain manufacturing operations and the relocation to smaller facilities. As part of the plan, the Company evaluated its policies and procedures with respect to the quantities of service inventories required to adequately service its installed customer base and made adjustments to its manufacturing output and product sales forecasts during the third quarter. Accordingly, the Company physically scrapped its excess inventories in 2001 to reduce the amount of space required to store inventory and to maximize income tax benefits.

Valuation of Deferred Tax Assets

      Management must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. The establishment of a valuation allowance and increases to such an allowance result in increases to income tax expense in the statement of operations.

      The Company has recorded net deferred tax assets of $28.5 million at December 31, 2001, including $2.9 million related to loss carryforwards, the majority of which expire in 2021. Taxable income of at least $82 million is required in future years to realize these deferred tax assets. Historically, the Company has generated sufficient taxable income to realize comparable levels of deferred tax assets. Although realization is not assured, the Company believes it is more likely than not that all of the net deferred tax assets will be realized based on its projections of future taxable income, which include a return to profitability in 2002, increasing revenue and realization of the benefits of cost reduction efforts implemented in 2000 and 2001. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if the Company’s projections of future taxable income are reduced or if the Company does not perform at the levels it is projecting. This could result in a non-cash increase to the valuation allowance for deferred tax assets and a corresponding charge to income tax expense of up to the entire $28.5 million amount of net deferred tax assets.

Valuation of Goodwill and Intangible Assets

      Management assesses the possible impairment of identifiable intangible assets and goodwill whenever events or circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company that could trigger an impairment review include significant underperformance of a business segment, significant changes in the manner of use of acquired assets, significant changes in the strategy relative to a business segment and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured based on a discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the business model.

      As discussed in “New Accounting Pronouncements” below, Statement of Financial Accounting Standards No. 142 became effective in 2002. As a result, the Company will cease to amortize its goodwill and certain other intangible assets. In lieu of amortization, the Company will be required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. The Company has not yet completed its evaluation of the impacts of this statement on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. Factors the Company is considering in this analysis include the extent the book value of the Company exceeds its market capitalization at December 31, 2001. At December 31, 2001, the Company had unamortized goodwill in the amount of $18.6 million and unamortized identifiable intangible assets in the amount of $6.7 million.

Valuation of Investments

      The Company holds minority investments in two non-public companies having operations or technology in areas that are consistent with its strategic focus. The Company periodically evaluates whether any declines in fair value of its investments are other-than-temporary, through analysis of qualitative and quantitative factors. These factors include the implied value from any recent rounds of financing completed or proposed, the investees’ future prospects, operating trends, financial condition and results of operations. Based upon an evaluation of the facts and circumstances in 2001, the Company determined that other-than-temporary declines existed for two of its investments and recorded a $2.2 million charge. Future analyses of investments may indicate additional other-than-temporary declines in fair value and may result in additional charges.

Product warranty

      The Company provides for the estimated cost of product warranties at the time revenue is recognized based upon its historical cost experience providing warranty coverage. While the Company engages in extensive quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from current estimates, revisions to the estimated warranty liability would be required.

Results of Operations

Revenue

	2001	Change	2000	Change	1999

	(Dollars in millions)
US Monitoring Systems	$129.2	12.0%	$115.4	(25.8)%	$155.4
US Cardiology Systems	32.7	(11.9)%	37.2	(15.3)%	43.9
Consumer Health Management	8.4	(30.9)%	12.1	(12.6)%	13.8

Total US revenue	$170.3	3.4%	$164.7	(22.7)%	$213.1
International	71.8	(14.9)%	84.3	(4.3)%	88.1

Total revenue	$242.1	(2.8)%	$249.0	(17.3)%	$301.2

      US revenue increased to $170.3 million, up 3.4% from $164.7 million in 2000. US revenue in 2000 decreased by 22.7% from 1999. US Monitoring Systems revenue increased 12.0% in 2001 to $129.2 million from $115.4 million in 2000. In 2001, US new orders exceeded revenue leading to a significant increase in backlog. The Company believes the 2001 increase in US Monitoring Systems revenue was a result of improvements in the US healthcare provider economic environment and the Company’s ability to compete effectively within the market. The Company’s monitoring products, primarily the Ultraview line, represented 64%, 62% and 69% of US Monitoring Systems revenue in 2001, 2000 and 1999, respectively. US Monitoring Systems revenue in 2000 was down 25.8% from 1999 due primarily to soft market conditions throughout 2000. Factors that appear to have contributed to these market conditions include reduction in Medicare reimbursement, lingering Year 2000 ramifications and uncertainties surrounding the Health Insurance Portability and Accountability Act. The market for patient monitoring equipment continues to be extremely competitive as a result of changes in the US healthcare delivery system. At this time, management sees no identifiable factor in the environment that would definitively signal an end to this condition.

      US Cardiology Systems revenue decreased to $32.7 million in 2001 from $37.2 million in 2000 and $43.9 million in 1999. The decline is primarily due to issues related to consolidation within the Company’s US physicians’ office cardiology dealer channel and their efforts to decrease inventories, increased competition and soft market conditions.

      Consumer Health Management revenue decreased to $8.4 million in 2001 from $12.1 million in 2000 and $13.9 million in 1999. The decreases are due primarily to lower advertising revenue. In 1999 the Company made the decision to transfer the ad sales function from a contracted third party to a direct operation. Difficulties in making this transition contributed to declining sales of the traditional display ad media. A weak advertising market overall also contributed to revenue declines. A new veteran ad sales force has been established and management believes that this new organization is capable of making a positive impact on revenue going forward. Revenue in 2002 is expected to grow, but modestly due to the fact that new orders taken for advertising in 2002 typically do not become revenue until the following year. By year-end 2002 Spacelabs anticipates reaching an installed base of 2000 new Internet enabled health stations. Management believes that this will offer an advertising network of sufficient size to interest its advertising customers in the new incremental electronic ad media network offered by these health stations.

      International revenue, including export sales, decreased by 14.9% to $71.8 million in 2001 from $84.3 million in 2000. As in the US, International new orders in 2001 exceeded revenue leading to an increase in the Company’s backlog. International revenue in 2000 decreased by 4.3% from 1999. International revenue comprised 29.7% of total revenue in 2001, compared with 33.7% in 2000 and 29.2% in 1999. The Company’s monitoring products, primarily the Ultraview line, represented 59%, 60% and 60% of International revenue in 2001, 2000 and 1999, respectively. Unfavorable foreign currency exchange rate fluctuations accounted for $1.4 million of the 2001 decrease in revenue when compared to exchange rates in 2000. In addition, market conditions in certain parts of Europe appeared to be softer in 2001 than in 2000. The dollar decrease in International revenue in 2000 was due to unfavorable currency exchange rates, which accounted for $3.4 million of the decrease, and unusually large revenue volume in Canada in 1999 fueled by Y2K purchases, offset by revenue increases in other parts of the world. The timing of international revenue has historically been subject to a higher degree of uncertainty than US revenue due to the need for foreign government approvals, more complex financing arrangements, greater variability in the financial stability of the customers and instability of currencies in parts of the world.

      At December 31, 2001, the Company had approximately $57 million of backlog orders believed to be firm, compared to approximately $44 million at December 31, 2000. It is estimated that approximately 85% of the Company’s 2001 backlog will ship within 2002. The Company’s ability to produce consistent future revenue growth is, to a certain extent, dependent on its backlog of currently shippable orders. In addition to the variability in International revenue, backlog is subject to seasonal variation and there is no guarantee that the Company will have sufficient orders in any given quarter to meet its revenue objectives.

      Beginning in the fourth quarter of 2001, the Company began the process of outsourcing its printed circuit board assembly (“PCBA”) manufacturing to two principal US suppliers. The outsourcing process is expected to be completed in the second quarter of 2002. PCBA’s represent a significant component of virtually all of the Company’s monitoring and cardiology products. Disruption or delays in the supply of PCBA’s during the transition process or thereafter could have a material adverse effect on the Company’s ability to manufacture and ship its products.

     Gross Margin

	2001	Change	2000	Change	1999

	(Dollars in millions)
Gross margin	$92.0	(14.7)%	$107.8	(25.1)%	$144.0
As a % of revenue	38.0%		43.3%		47.8%

      Gross margin as a percentage of revenue was 38.0% in 2001, compared to 43.3% in 2000 and 47.8% in 1999. Gross margin for 2001 was negatively impacted by a $1.5 million charge for field corrective actions on certain of the Company’s products and the $8.7 million charge for the scrapping of inventory and other associated costs of disposition and consolidation of operations discussed above in “Critical Accounting Policies; Valuation of Inventories.” Excluding these charges, the Company’s gross margins for 2001 would have been 42.2%. The decline in gross margin in 2001 and 2000 is a result of several factors, including the decline in advertising revenue in the Consumer Health Management segment, continued strengthening of the US dollar relative to other currencies, competitive pricing pressure, and the impact of decreased revenue on the fixed-cost components of the Company’s cost of sales. The decrease in gross margin percent in 2000 was also attributable to the lower proportion of revenue from the US Monitoring Systems segment. Although the Company expects that pressure on gross margin from aggressive worldwide competitive pricing will continue, the Company believes the reductions in cost structure it has implemented and its efforts to develop new products with lower manufacturing costs will help to offset these effects.

     Operating Expenses

	2001	Change	2000	Change	1999

	(Dollars in millions)
Selling, general and administrative	$82.1	(1.2)%	$83.1	(11.2)%	$93.6
As a % of revenue	33.9%		33.4%		31.1%
Research and development	$24.4	(9.6)%	$27.0	(9.0)%	$29.7
As a % of revenue	10.1%		10.8%		9.9%

      Selling, general and administrative expenses decreased 1.2% to $82.1 million in 2001 from $83.1 million in 2000. Selling, general and administrative expenses represented 33.9% of revenue in 2001 as compared to 33.4% in 2000. The decrease in 2001 expenses on a dollar basis was largely due to the continuation of cost reduction efforts originally implemented in the second half of 2000, which included reductions in headcount and discretionary expenses. In addition, variable selling expenses decreased commensurate with the decline in revenue. Selling, general and administrative expenses in 2001 includes a $2.0 million charge relating to the announced retirement of the Chief Executive Officer in 2002, $1.4 million associated with certain strategic initiatives the Company is pursuing, $1.2 million related to the successful defense of a class action lawsuit, and $1.0 million in additional bad debt provisions relating to certain international receivables and the risk of deteriorating prospects of the economies in those regions. In 2000, selling, general and administrative expenses decreased by 11.2% from 1999 due to efforts to reduce fixed costs in response to market conditions and lower variable selling expenses associated with the decline in revenue.

      The Company reduced research and development costs in 2001 to $24.4 million (10.1% of revenue) from $27.0 million (10.8% of revenue) in 2000. During 2001, the Company continued to invest in the development of an anesthesia delivery system and other future products and programs, including the Company’s reformulation of its consumer health business, Lifeclinic. These expenditures were offset by efforts to reduce fixed costs in response to current market conditions. In 2000, research and development costs decreased 9.0% from 1999 also due to certain cost reduction initiatives.

     Segment Profit (Loss)

	2001	Change	2000	Change	1999

	(Dollars in millions)
Segment profit:
US Monitoring Systems	$28.8	33.0%	$21.7	(48.2)%	$41.8
US Cardiology Systems	0.4	NM	(0.0)	(100.8)%	3.5
International	3.8	(57.5)%	9.0	22.9%	7.4
Consumer Health Management	(3.5)	(286.8)%	(0.9)	(139.2)%	2.3

Total segment profit	$29.5	(0.9)%	$29.8	(45.9)%	$55.0

NM = Not meaningful

      The Company measures segment profit as operating income before research and development, restructuring charges, and certain unallocated corporate general and administrative expenses. During 2001, segment profit for the Company’s US Monitoring Systems business increased 33.0% to $28.8 million from $21.7 million during 2000. This improvement was primarily attributable to higher revenue volume within the segment. Conversely, the decline in 2000 of US Monitoring Systems segment profit compared to 1999 was attributable to lower segment revenue.

      US Cardiology Systems segment profit increased by $0.4 million to $0.4 million in 2001 primarily as a result of lower discounts on sales and cost reduction efforts, which more than offset the effects of lower segment revenue. Segment profit in 2000 declined from 1999, due primarily to changes in product mix, lower revenue volume and competitive pricing pressures.

      International segment profit decreased 57.5% to $3.8 million in 2001 from $9.0 million in 2000. The decrease in segment profit in 2001 was due to lower revenue volume within the segment and continued strengthening of the US dollar relative to other currencies. The 22.9% increase in segment profit in 2000 was due to favorable product mix and cost reduction initiatives implemented in 2000, partly offset by the effects of unfavorable currency exchange rate fluctuations.

      Segment profit (loss) from the Consumer Health Management business was ($3.5) million in 2001 compared to ($0.9) million in 2000 and $2.3 million in 1999. The decline was due primarily to increases in selling, general and administrative expenses associated with the Lifeclinic business, which was launched in the fourth quarter of 1999, and lower advertising revenue.

     Interest and Other Income (Expense)

	2001	2000	1999

	(Dollars in millions)
Interest income	$0.4	$0.7	$0.4

Interest expense	$(3.8)	$(5.9)	$(4.9)

Other income (expense), net	$15.3	$(1.4)	$(1.1)

      Interest income in 2001 totaled $0.4 million compared to $0.7 million in 2000 and $0.4 million in 1999. The change in interest income from 2000 to 2001 was attributable to interest on income tax refunds received in 2000.

      Interest expense in 2001 decreased to $3.8 million from $5.9 million in 2000 and $4.9 million in 1999. The decrease in interest expense in 2001 was due primarily to lower average borrowings, lower average interest rates during the year and the retirement of the Company’s primary credit facilities in September 2001. The increase in interest expense in 2000 when compared to 1999 was primarily due to higher average interest rates in 2000.

      Other income (expense), net, in 2001 is comprised primarily of a gain of $22.4 million on sales of headquarters and manufacturing facilities and investment property in Redmond, Washington; expenses in connection with the retirement of the Company’s credit facilities of $3.6 million; and write down of investments of $2.2 million for other-than-temporary declines in value. The expenses relating to retirement of credit facilities include $1.8 million in recognized losses from the termination of interest rate swaps, the write-off of $0.4 million of unamortized loan fees and $1.4 million in legal and other costs associated with terminated efforts to refinance the Company’s debt with other financing sources prior to the sales of the headquarters and manufacturing facilities. Also included in other income (expense), net, are gains and (losses) from foreign currency fluctuations of $0.1 million in 2001, ($0.7) million in 2000 and ($0.5) million in 1999. The exchange losses are due to the strengthening of the US dollar against the currencies of the Company’s foreign operations.

     Income Taxes

	2001	2000	1999

	(Dollars in millions)
Income tax expense (benefit)	$(0.4)	$(4.2)	$5.3
Effective tax rate	16.4%	47.1%	35.2%

      The effective tax benefit rate for 2001 was 16.4% as compared to a rate of 47.1% for 2000 and 35.2% in 1999. The tax rate in 2001 was negatively impacted by the gains on sales of the corporate properties for which certain of the Company’s tax minimization strategies were not available and a tax audit adjustment associated with one of the foreign subsidiaries. Effective tax rates in 2000 and 1999 were favorably impacted by the implementation of various tax recovery and reduction strategies, several of which were one-time in nature.

     Net Income (Loss)

	2001	2000	1999

	(Dollars in millions,
	except per-share data)
Net income (loss)	$(2.1)	$(4.7)	$9.8
Basic and diluted net income (loss) per share	$(0.22)	$(0.49)	$1.04

      Overall, the Company reported a net loss of $2.1 million or $0.22 per share in 2001, net loss of $4.7 million or $0.49 per share in 2000 and net income of $9.8 million or $1.04 per share in 1999.

Capital Resources and Liquidity

			Dollar	Percent
	2001	2000	Change	Change

	(Dollars in millions)
Cash and cash equivalents	$19.9	$2.6	$17.3	670.6%
Working capital	114.9	138.1	(23.2)	(16.8)%
Long-term debt and capital leases	0.1	64.4	(64.2)	(99.9)%

      Cash and cash equivalents were $19.9 million at December 31, 2001, and $2.6 million at December 31, 2000. The increase in cash is attributable primarily to the proceeds from the sale of the Company’s headquarters and manufacturing facilities in 2001 and the collection of accounts receivable. Working capital was $114.9 million at December 31, 2001, down $23.2 million from December 31, 2000. The decrease in working capital is due primarily to the $8.7 million scrapping of inventories in 2001 discussed above in “Gross Margin,” the recording of the $7.2 million current portion of the deferred gain associated with the sale of the headquarters and manufacturing facilities and increases in accrued expenses associated with, among other things, the retirement of the Company’s CEO and the cost of field corrective actions.

      Operating activities provided $14.2 million in cash in 2001, compared to $3.9 million in 2000. The improvement in cash provided by operating activities was due primarily to the reduction in both inventories and receivables and the increase in accrued expenses.

      The Company invested $8.2 million in property, plant and equipment in 2001, compared to $3.4 million in 2000. Capital expenditures in 2001 were primarily for Lifeclinic internet-enabled health stations, revenue-producing equipment associated with the Company’s Medical Data business and new product tooling. Management expects 2002 capital expenditures to be higher than 2001 levels due primarily to anticipated additional investments in Lifeclinic internet-enabled health stations. Investing activities in 2000 included the acquisition of technology and information system assets and new product tooling.

      During the third quarter of 2001, the Company sold its corporate headquarters and manufacturing facilities and an investment property for net proceeds of $77.0 million. Most of these proceeds were used to completely retire the Company’s primary credit facility. As of December 31, 2001, the Company has approximately $5.3 million available under several international credit lines used to meet the operating requirements of its international subsidiaries. In January 2002, the Company entered into a three-year, $20 million revolving credit agreement with a bank to support future cash flow requirements. Outstanding borrowings under the revolving credit line will bear interest at a margin over LIBOR or Prime. The loan is collateralized by substantially all the assets of the Company and contains certain customary restrictive covenants. The Company’s principal sources of liquidity include cash and cash equivalents, cash flows from operations and its revolving credit facilities. A decrease in customer demand or acceptance of the Company’s future products could reduce cash flows from operations and the Company’s ability to borrow under its revolving credit facilities. The Company believes its current cash resources coupled with the new revolving facility will be adequate to support its liquidity needs for at least the next twelve months.

      Future payments due under debt and lease obligations as of December 31 are as follows (in thousands):

	Short-term	Capital	Operating
	Borrowings	Leases	Leases	Total

2002	$30	$78	$11,593	$11,701
2003		79	3,782	3,861
2004		60	1,311	1,371
2005			917	917
2006			846	846
Thereafter			1,552	1,552

	$30	$217	$20,001	$20,248

      The Company is currently seeking alternative locations for its corporate offices and one of its manufacturing facilities to replace the facilities sold in 2001. The Company expects to locate and enter into a long-term operating lease for such facilities in 2002.

      As part of the Company’s agreements with certain of its suppliers, suppliers may procure resources and material expected to be used for the manufacture of the Company’s products in accordance with a production schedule provided to them. In the event these items are not used in the quantities submitted as part of the production schedule or material becomes obsolete as a result of production timing, material changes or design changes, the Company may be responsible for compensating its suppliers for such procurements.

      The Company repurchased $0.4 million in treasury stock in 1999 related to the Company’s stock repurchase programs authorized by the Board of Directors in 1995 and 1997. The Company did not repurchase any shares under these programs in 2001 and 2000. At December 31, 2001, approximately 848,600 shares remain authorized for repurchase. Shares acquired under the repurchase programs are being used to service the Company’s various employee benefit plans and may be used for other purposes the Company deems appropriate.

The Euro Conversion

      In January 1999, the European Central Bank assumed authority to direct monetary policy for certain participating countries in the European Union. During a transition period ending January 1, 2002, private parties may pay for goods and services using either the euro or the participating country’s legacy currency on a “no compulsion, no prohibition” basis. Beginning January 1, 2002, the participating countries use only new euro-denominated bills and coins.

      The euro conversion may create technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions. The participating countries’ adoption of a single currency may result in greater transparency of pricing for the Company’s products, making Europe a more competitive environment. The Company has completed system upgrades of certain of its European subsidiaries to accommodate the conversion into the euro. To date, the Company has not experienced any significant disruption due to the euro conversion and management does not expect it to have a material impact on the Company’s financial position or results of operations.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards Nos. 141 “Business Combinations” and 142 “Goodwill and Other Intangible Assets.” Statement 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. Statement 141 was effective July 1, 2001 and the Company is required to adopt Statement 142 on January 1, 2002.

      Upon adoption of Statement 142, the Company will evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria for recognition apart from goodwill. The Company is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first quarter of 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible for impairment in accordance with the provisions of Statement 142 within the first quarter of 2002. Any impairment loss will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle.

      In connection with Statement 142’s transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company has not yet completed this process. The Company will then have up to six months to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the goodwill of each of the reporting units, determined by allocating the reporting unit’s fair value to all its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

      As of December 31, 2001, the Company has unamortized goodwill in the amount of $18.6 million and unamortized identifiable intangible assets in the amount of $6.7 million, all of which will be subject to the transition provisions of Statements 141 and 142. For the year ended December 31, 2001, amortization expense related to goodwill was $1.2 million and amortization of identifiable intangible assets was $0.5 million. The Company expects amortization expense to decrease by approximately $1.3 million in 2002 as a result of the adoption of Statement 142. The Company has not yet completed its evaluation of any other impacts of this statement on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. Statement 144 supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) and supersedes Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Although Statement 144 supersedes Statement 121 and the provisions of APB 30 regarding the accounting and reporting of the disposal of a segment of a business, it retains many of the fundamental provisions of Statement 121 and the requirements in APB 30 to report separately discontinued operations. Statement 144 also extends the reporting of discontinued operations to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company does not expect the adoption of Statement 144 to have a material effect on its consolidated financial position, results of operations, or cash flows.

Inflation

      The Company cannot accurately anticipate the effects of inflation and whether it may have a material effect on its results of operations or liquidity.

Forward-Looking Information

      Certain statements contained in this report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to or is not based upon any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions may identify such forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, and the cautionary statements set forth in this report identify important factors that could cause actual results to differ materially from those predicted in the forward-looking statements and from historical trends. Such factors include, but are not limited to, adverse changes in economic conditions; adverse business conditions, including adverse changes to product and service demand and acceptance; risk that the Company may not raise additional capital to fully fund Lifeclinic on favorable terms, adverse exchange rate fluctuations and political risks; risks associated with foreign operations, the impact of competition on pricing, adverse impact of HIPAA and other legislation and regulatory developments, capacity and supply constraints or difficulties, risks attendant the euro conversion, the failure to achieve product development objectives, the risk of potential business interruption associated with the move from the headquarters facility, the risk that a suitable facility may not be identified on a timely basis, the risk that the amount of reimbursement for ambulatory blood pressure monitoring will be inadequate or delayed, and other risks detailed in this report and in the Company’s filings with the Securities and Exchange Commission.

Item 7a.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

      Substantially all of the revenue and operating expenses of the Company’s foreign subsidiaries are denominated in local currencies and translated into US dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation impacts primarily revenue and operating expenses as a result of foreign exchange rate fluctuations. Because the Company’s inventories are manufactured in the United States, foreign currency fluctuations generally do not affect its cost of goods sold. The Company’s foreign currency transaction risk is primarily limited to amounts payable and receivable from its foreign subsidiaries, which are denominated in local currencies ($4.1 million net payable and $1.0 million net receivable at December 31, 2001 and 2000, respectively). To minimize foreign currency transaction risk, the Company ensures that its foreign subsidiaries remit amounts to the US parent in a timely manner. Foreign country short-term borrowing facilities are utilized where necessary to ensure prompt payments. The Company does not currently utilize foreign currency hedging contracts.

      If the US dollar uniformly increases in strength by 10% in 2002 relative to the currencies in which the Company’s sales are denominated, income before taxes would decrease by an estimated $1.8 million for the year ending December 31, 2002. This calculation assumes 2002 foreign currency sales and expenses approximate those of 2001, that each exchange rate would change in the same direction relative to the US dollar and that amounts receivable from foreign subsidiaries remains constant. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Interest Rate Risk

      The Company invests its excess cash primarily in money market funds and other financial instruments with maturities of three months or less. Therefore, if market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2001, the fair values of cash and cash equivalents would not change by a material amount.

Item 8.     Financial Statements and Supplementary Data

SPACELABS MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2001	2000

	(Dollars in thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$19,904	$2,583
Trade receivables, net of allowances for doubtful accounts and sales returns of $5,698 and $5,176	61,601	71,865
Inventories (Note 2)	61,340	74,594
Prepaid expenses	2,411	2,087
Refundable income taxes	2,298	1,766
Deferred income taxes (Note 7)	22,928	27,986

Total current assets	170,482	180,881
Property, plant and equipment, net (Note 3)	18,455	60,425
Deferred income taxes (Note 7)	5,574	367
Goodwill, net of accumulated amortization of $10,399 and $9,206	18,558	19,759
Other assets, net	10,391	13,474

	$223,460	$274,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (Note 4)	$30	$366
Current portion of long-term debt and capital leases (Note 5)	78	1,571
Current portion of deferred gain	7,186	—
Accounts payable	16,403	15,890
Accrued expenses (Note 6)	26,661	21,315
Deferred revenue	5,193	3,610

Total current liabilities	55,551	42,752
Long-term debt and capital leases (Note 5)	139	64,369
Deferred gain	1,437	—
Other long-term obligations	2,843	2,780
Commitments, contingencies and subsequent events (Notes 5, 9, 10 and 11)	—	—
Shareholders’ equity (Note 10):
Preferred stock, $1.00 par value; authorized — 6.0 million shares; issued — none	—	—
Common stock, $0.01 par value; authorized — 50.0 million shares; issued — 11.3 million shares; outstanding — 9.8 and 9.7 million shares	113	113
Additional paid-in capital	98,094	98,721
Common stock in treasury, at cost; 1.5 and 1.6 million shares	(34,235)	(35,758)
Accumulated other comprehensive loss	(8,520)	(8,205)
Retained earnings	108,038	110,134

Total shareholders’ equity	163,490	165,005

	$223,460	$274,906

See accompanying Notes to Consolidated Financial Statements.

SPACELABS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except per-share data)
Revenue	$242,085	$248,969	$301,173
Cost of sales	150,072	141,151	157,214

Gross margin	92,013	107,818	143,959

Operating expenses:
Selling, general and administrative	82,063	83,062	93,552
Research and development	24,391	26,984	29,663

Total operating expenses	106,454	110,046	123,215

Income (loss) from operations	(14,441)	(2,228)	20,744
Other income (expense):
Interest income	442	709	383
Interest expense (Note 5)	(3,778)	(5,922)	(4,929)
Other income (expense), net (Note 12)	15,269	(1,428)	(1,061)

Income (loss) before income taxes	(2,508)	(8,869)	15,137
Income taxes (Note 7)	(412)	(4,178)	5,325

Net income (loss)	$(2,096)	$(4,691)	$9,812

Basic net income (loss) per share (Note 8)	$(0.22)	$(0.49)	$1.04

Diluted net income (loss) per share (Note 8)	$(0.22)	$(0.49)	$1.04

Weighted average common shares (Note 8):
Basic	9,700	9,500	9,396

Diluted	9,700	9,500	9,471

See accompanying Notes to Consolidated Financial Statements.

SPACELABS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Operating activities:
Net income (loss)	$(2,096)	$(4,691)	$9,812
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on sales of assets	(22,439)	(75)	90
Depreciation and amortization	8,662	9,366	9,626
Amortization of deferred gain on sale of facilities	(2,156)	—	—
Loss for other than temporary declines in fair value of investments and write-down of other assets	2,554	—	—
Deferred income taxes	(207)	(979)	3,538
Contribution to ISSOP 401(k) Plan in common Stock	706	761	868
Changes in operating assets and liabilities
(Increase) decrease in trade receivables	9,597	12,773	(3,884)
(Increase) decrease in inventories	13,032	(2,211)	(8,943)
(Increase) decrease in prepaid expenses	(382)	857	375
Increase (decrease) in accounts payable and accrued expenses	5,889	(8,000)	(2,402)
Increase (decrease) in deferred revenue	1,596	(905)	(1,196)
Increase (decrease) in taxes on income	(526)	(3,170)	(1,418)
Other	(50)	193	(49)

Cash provided by operating activities	14,180	3,919	6,417

Investing activities:
Investment in property, plant and equipment	(8,221)	(3,394)	(6,187)
Proceeds from sales of assets	76,898	50	107
Purchase of assets and other investments	(346)	(1,000)	(400)
Other	734	(84)	—

Cash provided (used) by investing activities	69,065	(4,428)	(6,480)

Financing activities:
Decrease in short-term borrowings	(318)	(65)	(2,015)
Principal payments on long-term debt	(65,653)	(880)	(787)
Proceeds from long-term debt	—	—	4,600
Purchase of treasury stock	—	—	(373)
Exercise of stock options	100	1,655	67

Cash provided (used) by financing activities	(65,871)	710	1,492

Effect of exchange rate changes on cash	(53)	(180)	(334)

Increase in cash and cash equivalents	17,321	21	1,095
Cash and cash equivalents at beginning of year	2,583	2,562	1,467

Cash and cash equivalents at end of year	$19,904	$2,583	$2,562

See accompanying Notes to Consolidated Financial Statements.

SPACELABS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Common Stock		Accumulated
	Outstanding		Additional	in Treasury		Other		Total
			Paid-In			Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Equity

	(In thousands)
Balance, December 31, 1998	9,425	113	100,690	1,827	(41,239)	(3,556)	105,013	161,021
Comprehensive income:
Net income							9,812	9,812
Foreign currency translation adjustment						(1,839)		(1,839)

Total comprehensive income						(1,839)	9,812	7,973
Exercise of stock options	12		(67)	(12)	134			67
Amortization of unearned compensation (Note 10)			331					331
Contribution of shares to ISSOP 401(k) Plan	53		(424)	(53)	1,292			868
Issuance of restricted shares	19		(453)	(19)	453			—
Purchase of treasury shares	(18)			18	(373)			(373)
Forfeitures of unearned compensation	(5)		112	5	(112)			—

Balance, December 31, 1999	9,486	113	100,189	1,766	(39,845)	(5,395)	114,825	169,887
Comprehensive loss:
Net loss							(4,691)	(4,691)
Foreign currency translation adjustment						(2,810)		(2,810)

Total comprehensive loss						(2,810)	(4,691)	(7,501)
Exercise of stock options	137		(932)	(98)	2,587			1,655
Amortization of unearned compensation (Note 10)			203					203
Contribution of shares to ISSOP 401(k) Plan	65		(775)	(65)	1,536			761
Issuance of restricted shares	10		(245)	(10)	245			—
Forfeitures of unearned compensation	(12)		281	12	(281)			—

Balance, December 31, 2000	9,686	$113	$98,721	1,605	$(35,758)	$(8,205)	$110,134	$165,005
Comprehensive loss:
Net loss							(2,096)	(2,096)
Foreign currency translation adjustment						(315)		(315)

Total comprehensive loss						(315)	(2,096)	(2,411)
Exercise of stock options	7		(58)	(7)	158			100
Amortization of unearned compensation (Note 10)			90					90
Contribution of shares to ISSOP 401(k) plan	60		(659)	(60)	1,365			706

Balance, December 31, 2001	9,753	$113	$98,094	1,538	$(34,235)	$(8,520)	$108,038	$163,490

See accompanying Notes to Consolidated Financial Statements.

SPACELABS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share data)

1.     Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of Spacelabs Medical, Inc. and its subsidiaries (“Company”). Intercompany transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

Operations

      The Company develops, manufactures, markets and services patient monitoring, diagnostic cardiology and clinical information systems (“CIS”) products for use throughout the healthcare industry. The Company’s principal products are used for diagnosis, monitoring and information management across the healthcare continuum. The Company also sells disposable and replaceable supplies to support these products.

Cash Equivalents

      All liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

Inventories

      Inventories are valued at the lower of cost, as determined by the first-in, first-out method, or market (net realizable value).

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Significant additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, gains and losses are reflected in the results of operations. Depreciation of machinery and equipment is provided for on the straight-line method over 3-10 years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease. The Company continually evaluates the estimated useful lives of its property, plant and equipment and from time to time makes changes to these estimates based on experience and trends in utility.

Goodwill and Other Assets

      Goodwill is amortized using the straight-line method over 20 to 40 years. Other assets include trademarks, patents and other intangible assets that are being amortized using the straight-line method over 4 to 40 years. Amortization of goodwill and other intangible assets was $1,771, $1,661 and $1,507 in 2001, 2000 and 1999, respectively, and is included in selling, general and administrative expense.

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

      In July 2001, the Financial Accounting Standards Board issued Statement No. 141 “Business Combinations” and Statement No. 142 “Goodwill and Other Intangible Assets.” Statement 141 requires business

SPACELABS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per-share data)

combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. Statement 141 was effective July 1, 2001 and the Company is required to adopt Statement 142 on January 1, 2002. The Company has not yet completed its assessment of the impact of this statement on its financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Investments

      The Company has made investments through the purchase of voting capital stock of non-public companies that are engaged in businesses that are complimentary to those of the Company. The Company accounts for these investments using the cost method. The Company periodically evaluates whether any declines in the fair value of its investments are other-than-temporary, through analysis of qualitative and quantitative factors. These factors include the implied value from any recent rounds of financing completed or proposed, the investees’ future prospects, operating trends, financial condition and results of operations. Based upon an evaluation of the facts and circumstances in 2001, the Company determined that other-than-temporary declines existed for two of its investments. An impairment loss of $2,200 was recorded in 2001 to reflect these investments at fair value and is included in other income (expense), net.

Research and Development

      Costs incurred in research and development are expensed as incurred. Software development costs are required to be capitalized when a product’s technological feasibility has been established through the date the product is available for general release to customers. The Company has not capitalized any software development costs as technological feasibility is generally not established until a working model is completed at which time substantially all development is complete.

Derivative Financial Instruments

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments. Prior to repaying its primary credit facility in September 2001, the Company maintained interest rate swap agreements that converted a portion of its variable interest rate debt into fixed rates. The Company designated these interest rate swap agreements as cash flow hedges.

      The adoption of SFAS 133 on January 1, 2001 resulted in a decrease in shareholders’ equity, net of income tax effects, of approximately $300. This was attributable to decreases in the fair value of the interest rate swaps due to declines in interest rates since the inception of the hedging arrangement and was to be offset in future periods by offsetting lower interest expense associated with the hedged variable rate debt. Declines in interest rates from January 1 to September 14, 2001, the date the debt was paid off and the swaps were settled, resulted in an additional decrease in the value of the interest rate swaps of approximately $1,300. This was included as a component of other comprehensive income in shareholders’ equity, net of related income tax effects, through the date the Company repaid its primary credit facilities and terminated its interest rate swap arrangements. At that time, cumulative losses, net of income tax effects, were reclassified to results of operations, and $1,818 is included in other income (expense), net in 2001. No such agreements were outstanding at December 31, 2001.

SPACELABS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per-share data)

Foreign Currency

      Revenue and expenses of the Company’s international operations denominated in foreign currencies are translated to US dollars at average rates of exchange prevailing during the year. Assets and liabilities are translated at the exchange rates on the balance sheet date. Translation adjustments resulting from this process are accumulated and charged or credited to shareholders’ equity. Gains and losses on foreign currency transactions are included in other income (expense), net.

Revenue Recognition

      Revenue from the sale of equipment and medical supplies is recognized when title transfers to the customer, primarily upon shipment as equipment is fully functional upon shipment and installation services, if provided, are not essential to the functionality of the equipment. Revenue derived from equipment service contracts is deferred and recognized on a straight-line basis over the lives of the contracts. Revenue from billable services, including repair activity is recognized when the service is provided. Advertising revenue from the Company’s Consumer Health Monitoring segment is recognized using the straight-line method over the period the advertisements are run. Revenue from leasing health stations is recognized over the lease period. In accordance with AICPA Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”), revenue from multi-element arrangements is allocated to different elements based upon vendor-specific objective evidence. As specified in SOP 97-2, revenue from the sale of software licenses is either recognized upon shipment or on the percentage-of-completion method, depending on such factors as the extent and complexity of implementation required and whether significant payment terms are contingent upon completion of future milestones. Revenue from software implementation services is recognized as the services are provided. Software maintenance revenue is deferred and recognized on a straight-line basis over the life of the maintenance agreement.

Advertising Costs

      The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense totaled $1,479, $1,287 and $1,633 in 2001, 2000 and 1999, respectively.

Stock-based Compensation

      Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” permits a company to choose either a fair-value-based method or the Accounting Principles Board (“APB”) Opinion 25 intrinsic-value-based method of accounting for employee stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net income (loss) and earnings (loss) per share computed as if the fair-value-based method had been applied in financial statements of companies that continue to account for such arrangements under APB Opinion 25. The Company records employee stock-based compensation using the APB Opinion 25 intrinsic-value-based method. The Company recognizes compensation cost related to fixed awards on an accelerated basis over the applicable vesting period using the method described in FASB Interpretation No. 28. The Company has no variable awards outstanding.

Product Warranties

      The Company provides currently for the estimated cost to repair or replace products sold under warranties based on its historical service cost of warrantied products. Such warranties for hospital equipment and clinical information systems are generally for the earlier of 14 months from the date of original delivery or 12 months from first online operation. Primary care products are warranted, inclusive of software, for all parts and labor during the warranty term, which ranges from one to five years. Warranties covering software and software products do not include updates or upgrades to software functionality.

SPACELABS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per-share data)

Income Taxes

      Deferred tax assets and liabilities have been established for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements and tax returns. These deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using currently enacted tax rates that are expected to be in effect during the years in which the differences are anticipated to reverse. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, based upon available evidence, the future tax benefits will more likely than not be realized.

Net Income (Loss) Per Share

      Basic net income (loss) per share is computed on the basis of the weighted average number of shares outstanding for the year. Diluted net income per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method and consist of unexercised employee stock options and unvested restricted shares outstanding. Potential common shares were not taken into account in determining net loss per share in 2001 and 2000 as their effects would have been anti-dilutive.

Accounting Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

Concentrations of Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable, which reflect a broad customer base both nationally and internationally. The Company’s trade accounts receivable were distributed geographically by location of the customer as follows:

	2001	2000

North America	61%	50%
Europe	24%	30%
Asia-Pacific	9%	9%
Other	6%	11%

	100%	100%

      As the Company continues to trade internationally, a portion of its receivables are expected to be with customers located in foreign countries. While the Company attempts to secure payments with banking instruments such as letters of credit, some export sales are transacted with credit terms, and therefore collection of receivables is affected by local economic conditions. Also, in the event of default with respect to foreign export sales, collection may be more difficult in foreign countries than in the US.

      The Company frequently contracts for the sale of its products with hospital buying groups, proprietary hospital chains and US government agencies. These contracts can generate significant revenue, and the Company believes the loss of a major contract could have an adverse effect on its operations.

SPACELABS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per-share data)

      The Company depends on single-source vendors for certain integral component parts. While any of these vendors could be replaced over time, abrupt disruption in the supply of a single-source part could have an adverse effect on the Company’s manufacture of the products of which such items are a component. In addition, component parts of certain of the Company’s products are manufactured in Asian countries that periodically experience political and economic difficulties.

2.     Inventories

	2001	2000

Raw materials and components	$16,481	$25,327
Work in progress	9,665	7,955
Finished products	18,941	20,434
Demonstration inventories	4,332	6,004
Customer service parts and equipment	11,921	14,874

	$61,340	$74,594

      In the third quarter of 2001, the Company implemented a plan to reduce its cost structure by reducing the space required for its corporate and primary manufacturing operations. This plan includes the sale, and 18-month leaseback, of the Company’s headquarters and manufacturing facilities, the outsourcing of certain manufacturing operations and the planned relocation to smaller facilities. In connection with this plan, the Company evaluated its policies and procedures with respect to the quantities of service inventories required to adequately service its installed customer base. In addition, the Company made adjustments to its manufacturing output and product sales forecasts during the third quarter. As a result of these efforts and analysis, the Company recorded a write-down of its inventory of $7,500. This amount is included in cost of goods sold in the accompanying statements of operations. In order to reduce the amount of space required to store inventory and to maximize income tax benefits, the Company executed and completed a plan to physically scrap its excess inventories during the fourth quarter of 2001.

3.     Property, Plant and Equipment

	2001	2000

Land and improvements	$—	$14,257
Buildings	—	36,988
Leasehold improvements	763	730
Machinery and equipment	90,426	83,219

	91,189	135,194
Accumulated depreciation and amortization	(72,734)	(74,769)

	$18,455	$60,425

      In September 2001, the Company sold approximately 13.9 acres of land located in Redmond, Washington, including the Company’s corporate headquarters and its primary manufacturing facility (collectively, the “Property”) to a third party for $74,000. The majority of the net cash proceeds from this transaction were used to retire the Company’s primary credit facility (see note 5). The Company simultaneously entered into a lease agreement with the new owner to lease back the Property for a period of 18 months. The Company is responsible for the cost of insurance, taxes and maintenance of the Property during the lease term. The Company is in the process of seeking an alternative location for its current headquarters and manufacturing

SPACELABS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per-share data)

facilities. In connection with this transaction, the Company recognized a pre-tax gain on sale of the Property of $19,700, which is included in other income (expense), net, and recorded a deferred gain of $10,800, representing the present value of lease payments during the leaseback period. The deferred gain is being recognized over the 18-month term of the lease and will substantially offset the monthly lease payments for the properties.

      In July 2001, the Company sold investment property located adjacent to its corporate headquarters facility for $6,000. The net proceeds from this sale were used to reduce the Company’s debt. The Company recognized a pre-tax gain on the sale of this property of $2,700, which is included in other income (expense).

4.     Short-Term Borrowings

      The Company has available for working capital purposes unsecured bank lines of credit maintained by various foreign subsidiaries aggregating $5,328 at December 31, 2001. The Company had drawn $30 and $366 under these lines at December 31, 2001 and 2000, respectively. The weighted average interest rate on these borrowings was 8.1% during 2001.

5.     Long-Term Debt and Capital Leases

	2001	2000

Bank debt	$—	$11,250
Term debt	—	30,000
Revolving bank debt	—	24,410
Capital leases	217	280

Total debt and capital leases	217	65,940
Less current portion	(78)	(1,571)

	$139	$64,369

      In September 2001, the Company retired its bank debt, term debt and revolving bank debt with a portion of the net proceeds from the sale of its corporate headquarters, primary manufacturing facility and investment property. Prior to retirement and at December 31, 2000, interest rates on the bank debt, term debt and revolving bank debt were 150 basis points over one-month LIBOR, 150-250 basis points over three-month LIBOR and 150-250 basis points over LIBOR, respectively. The expenses relating to retirement of these credit facilities totaled $3,609 and included $1,818 in recognized losses from the termination of interest rate swaps, $416 in the write-off of unamortized loan fees and $1,375 in legal and other costs associated with terminated efforts to refinance the Company’s debt with other financing sources. This amount is included in other income (expense).

      In January 2002, the Company entered into a three-year, $20,000 revolving credit agreement with a bank to support future cash flow requirements. Outstanding borrowings under the revolving credit line will bear interest at a margin over LIBOR or the prime rate. Borrowings will be collateralized by substantially all the assets of the Company. The credit agreement contains certain, customary restrictive covenants, including minimum net worth and restrictions on capital expenditures and additional indebtedness.

SPACELABS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per-share data)

      Scheduled maturities of the Company’s capital leases at December 31, 2001 are as follows:

2002	$78
2003	79
2004	60

$217

6.     Accrued Expenses

	2001	2000

Salaries and other compensation	$11,495	$8,589
Product warranty obligations	7,159	5,145
Employee benefit insurance liabilities	901	928
Sales and use taxes	2,017	2,155
Other	5,089	4,498

	$26,661	$21,315

7.     Income Taxes

      The components of income (loss) before income taxes are:

	2001	2000	1999

US operations	$(5,423)	$(7,756)	$13,786
International operations	2,915	(1,113)	1,351

	$(2,508)	$(8,869)	$15,137

      Income tax expense (benefit) consists of the following:

	2001	2000	1999

Current:
US federal	$(1,004)	$(2,604)	$(337)
US state and local	(180)	(380)	612
International	979	(215)	1,512
Deferred, US federal	(207)	(979)	3,538

	$(412)	$(4,178)	$5,325

SPACELABS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per-share data)

      Deferred income tax assets and liabilities consist of the following:

	2001	2000

Deferred income tax assets:
Inventory obsolescence provisions	$6,840	$12,627
Product warranty obligations	1,845	1,721
Net operating loss carryforwards	2,933	598
Deferred revenue and inter-company profits	2,843	3,688
Uniform inventory capitalization	2,233	2,755
Accrued compensation and benefits	2,438	2,633
Allowance for doubtful accounts	807	1,051
Deferred gain on sale of property	3,018	—
Depreciation and amortization	1,865	1,965
Other	4,587	4,765

	29,409	31,803
Valuation allowance	(214)	(267)

	$29,195	$31,536

Deferred income tax liabilities:
Deferred gain on sale of property	$—	$973
Depreciation and amortization	693	2,210

	$693	$3,183

      The provision for income taxes differs from the amount of income tax determined by applying the applicable US statutory federal income tax rate to income (loss) before income taxes, as a result of the following:

	2001	2000	1999

Taxes (benefit) at the US statutory rate	$(878)	$(3,104)	$5,298
Increases (decreases) in taxes resulting from:
State and local taxes	(117)	(246)	416
International operations	452	235	363
Foreign sales corporation	(349)	(1,525)	(1,137)
Nondeductible amortization of goodwill	653	550	489
Other, net	(173)	(88)	(104)

	$(412)	$(4,178)	$5,325

      The Company has recorded net deferred tax assets of $28,502 at December 31, 2001, including $2,933 related to loss carryforwards, the majority of which expire in 2021. Taxable income of at least $82,000 is required in future years to realize these deferred tax assets. Historically, the Company has generated sufficient taxable income to realize comparable levels of deferred tax assets. Although realization is not assured, the Company believes it is more likely than not that all of the deferred tax assets will be realized based on its projections of future taxable income, which include a return to profitability in 2002, increasing revenue and benefits of cost reduction efforts implemented in 2000 and 2001. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if the Company’s projections of future

SPACELABS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per-share data)

taxable income are reduced or if the Company does not perform at the levels it is projecting. This could result in increases to the valuation allowance for deferred tax assets and a corresponding increase to income tax expense of up to the entire net amount of deferred tax assets.

      At December 31, 2001, the Company had net operating loss carryforwards for US federal tax purposes of approximately $8,040, including $821 resulting from a 1990 acquisition. The $821 net operating loss carryforward expires in 2004, the remaining amount expires in 2021. At December 31, 2001, the Company had international net operating loss carryforwards for tax purposes of approximately $619, which include carryforward periods ranging from five years to unlimited years.

      Provision has not been made for US or additional foreign taxes on the undistributed earnings of the Company’s foreign subsidiaries, which total approximately $3,189 at December 31, 2001. These earnings, which are expected to be reinvested, could become subject to additional tax if they were to be remitted as dividends, lent to the Company, or if the Company should sell its ownership interest in these subsidiaries.

8.     Net Income (Loss) Per Share

      The following table reconciles the numerators and denominators of the basic and diluted per-share computations for net income (loss) in 2001, 2000 and 1999.

		Weighted
	Income/(Loss)	Average Shares	Income/(Loss)
	(Numerator)	(Denominator)	Per Share

	(In thousands)
2001
Basic and diluted net loss per share	$(2,096)	9,700	$(0.22)

2000
Basic and diluted net loss per share	$(4,691)	9,500	$(0.49)

1999
Basic net income per share	$9,812	9,396	$1.04

Effect of dilutive stock options and unvested restricted stock	—	75

Diluted net income per share	$9,812	9,471	$1.04

      Stock options representing 2,583,400 and 2,602,650 potential shares were not included in the computation of diluted loss per share for 2001 and 2000, respectively, because their effects would be antidilutive. Stock options representing 2,532,525 potential shares for 1999 were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of common shares and their effect would be antidilutive.

9.     Retirement Plans

Pension and Post-Retirement Plans

      Except for employees of the Company’s Spacelabs Burdick operations, substantially all employees of the Company’s US operations are covered under noncontributory defined benefit pension plans. The benefits under these plans are based on the employees’ years of service and highest consecutive five-year average compensation. The Company also provides unfunded healthcare and life insurance benefits to certain retirees

SPACELABS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per-share data)

of its Spacelabs Burdick subsidiary. Current employees of the Company are not entitled to these benefits upon retirement. A summary of these plans is as follows:

			Post-Retirement
	Pension Benefits		Benefits

	2001	2000	2001	2000

Change in benefit obligation:
Projected benefit obligation at beginning of year	$26,632	$23,437	$2,027	$1,958
Service cost	1,156	1,286	—	—
Interest cost	1,930	1,828	151	159
Actuarial (gain) loss	(1,281)	(347)	46	74
Change in assumptions	1,182	1,135	—	—
Benefits paid	(727)	(707)	(153)	(164)

Projected benefit obligation at end of year	28,892	26,632	2,071	2,027
Less effect of future salary increases	(5,046)	(5,874)

Accumulated benefit obligation at end of year	23,846	20,758

Change in plan assets:
Fair value of assets at beginning of year	26,014	26,227	—	—
Actual return (loss) on plan assets	(623)	494	—	—
Employer contribution	1,000	—	153	164
Benefits paid	(727)	(707)	(153)	(164)

Fair value of assets at end of year	25,664	26,014	—	—

Funded status at end of year:
Unfunded projected benefit obligation	(3,228)	(618)	(2,071)	(2,027)
Unrecognized net actuarial (gain) loss	2,722	(189)	(45)	(91)

Accrued benefit cost	$(506)	$(807)	$(2,116)	$(2,118)

Excess of plan assets at fair value over the accumulated benefit obligation at end of year	$1,818	$5,256

Weighted average assumptions at end of year:
Discount rate	7.50%	7.75%	7.50%	7.75%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	5.50%	5.50%

      Funded status is defined as the excess or deficit of fair value of plan assets at the end of the year compared to the projected benefit obligation, including the impact of projected future salary increases.

      For 2001, future benefit costs for the post-retirement plan were estimated assuming medical costs would increase at an 8.5% annual rate, with the rate decreasing for seven years after 2001 until it reaches 5%, and remain constant thereafter.

SPACELABS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per-share data)

	2001	2000	1999

Components of net periodic benefit costs:
Retirement plan:
Service cost	$1,156	$1,286	$1,458
Interest cost	1,930	1,828	1,755
Expected return on plan assets	(2,361)	(2,338)	(1,972)
Recognized net actuarial (gain) loss	(26)	(51)	116
Amortization of prior service cost	—	—	70

Net periodic benefit cost	$699	$725	$1,427

Post-retirement plan:
Net periodic benefit cost — interest cost only	$151	$159	$147

      A one-percentage point change in the assumed healthcare cost trend rate would have the following effects on the post-retirement plan:

	1% Increase	1% Decrease

Effect on total service and interest costs	$15	$(13)
Effect on post-retirement benefit obligation	$174	$(196)

ISSOP 401(k) Plans

      Spacelabs Medical ISSOP 401(k) Plan: The Company maintains an Incentive Savings and Stock Ownership Plan (ISSOP) for the majority of its full-time US resident employees with at least 60 days of service. Under the plan, participating employees may defer up to 16% of their pretax salary, but not more than statutory limits. The Company contributes, in Common Stock, fifty cents for each dollar contributed by a participant, provided the participant contribution does not exceed 6% of the employee’s earnings. Matching contributions vest on a cumulative basis at 20% per year over a five-year period. Company contributions to the savings plan were $706, $761, and $868 in 2001, 2000 and 1999, respectively.

      Spacelabs Burdick, Inc. 401(k) Savings Plan: Full-time employees of the Company’s Spacelabs Burdick operations are not eligible to participate in the Spacelabs Medical ISSOP 401(k) Plan; however, they are entitled to participate in a separate 401(k) savings plan. Under the Spacelabs Burdick, Inc. 401(k) Savings Plan, participants may elect to defer up to 16% of their pretax salary, but not more than statutory limits. The Company contributes twenty-five cents for each dollar contributed by a participant, provided the participant contribution does not exceed 4% of the employee’s earnings. Company contributions under the Spacelabs Burdick, Inc. 401(k) Savings Plan vest over a five-year period. The Company contributed $54, $97 and $115 to this plan in 2001, 2000 and 1999, respectively.

10.     Stock Option Plans

      At December 31, 2001, the Company had five stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans, under which no compensation cost has been recognized for its employee stock option awards as the awards are fixed and the intrinsic value of an award at the date of grant is not greater than zero.

SPACELABS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per-share data)

      Summaries of the plans are as follows:

The 1993 Nonofficer Employee Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan (the “Nonofficer Employee Plan”):

      Under the Nonofficer Employee Plan, as amended, 1,800,000 shares of common stock were reserved for issuance upon the exercise of stock options at prices determined by the Company’s Nonofficer Employee Plan Committee, for issuance of restricted shares for cash equal to the par value of the shares of common stock and for issuance upon the payment of the base price assigned to stock appreciation rights or performance unit awards. At December 31, 2001, options to purchase 978,927 shares of stock and 2,750 restricted shares were outstanding under the Nonofficer Employee Plan and 717,973 shares were available for future grant. Stock options and restricted shares granted under the Nonofficer Employee Plan generally vest on a cumulative basis at 25% per year over a four-year period and have a maximum term of 10 years.

The 1992 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan (the “1992 Plan”):

      The 1992 plan, as amended and restated, expired for new awards in May 2000. At December 31, 2001, options to purchase 1,495,973 shares of stock and 13,750 restricted shares were outstanding under this plan. Stock options and restricted shares granted under the 1992 Plan generally vest on a cumulative basis at 25% each year over a four-year period and have a maximum term of 10 years. Stock options were granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

The 1992 Stock Option and Deferral Plan for Nonemployee Directors (the “Director Plan”):

      The Director Plan, as amended, provides for the grant of options to acquire up to a total of 150,000 shares of common stock to nonemployee directors. At December 31, 2001, options to purchase 108,500 shares were outstanding and 35,500 shares were available for future grant. Stock options granted under the Director Plan are generally immediately exercisable. The maximum term for options granted under the Director Plan is 5 years for those granted prior to 1996 and 10 years thereafter. All options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

The Management Incentive Compensation Plan (the “MIC Plan”):

      The MIC Plan provides for the grant of incentive compensation awards to officers and key employees of the Company and its subsidiaries. Incentive compensation awards may be in cash, common stock or any combination thereof. Under the MIC Plan, 100,000 shares of common stock are reserved for issuance. At December 31, 2001, 78,200 shares are available for future grant under the MIC Plan.

Lifeclinic Holding Corporation 2000 Long-Term Incentive Plan (the “Lifeclinic Plan”):

      The Lifeclinic Plan, which was established in 2000, provides for the issuance of up to 1,904,000 shares of stock in the Company’s wholly owned subsidiary, Lifeclinic Holding Corporation, pursuant to stock options, rights, restricted stock awards, incentive share awards and performance awards. At December 31, 2001, no options were outstanding under this plan and 1,904,000 were available for future grant. All options are granted at an exercise price not less than the Fair Market Value (as defined) of the stock on the date of grant. Fair market value for 2000 grants was determined by independent appraisal. Options have a maximum term of 10 years and generally vest 25% after one year and  1/48 of the shares each month thereafter.

SPACELABS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per-share data)

Summary of Stock Option Plans

      A summary of options granted and outstanding is presented below:

		Weighted-		Weighted-
	Spacelabs	Average	Lifeclinic	Average
	Medical	Exercise	Plan	Exercise
	Shares	Price	Shares	Price

Balance at December 31, 1998 (981,502 exercisable)	2,627,311	$19.70
Granted	501,050	17.46
Exercised	(12,667)	11.51
Canceled	(347,350)	19.77

Balance at December 31, 1999 (1,305,998 exercisable)	2,768,344	$19.31	—
Granted	368,000	15.34	715,920	$2.85
Exercised	(134,500)	11.76	—
Canceled	(399,194)	17.22	—

Balance at December 31, 2000 (1,526,577 exercisable)	2,602,650	$19.46	715,920	$2.85
Granted	96,500	12.32	—
Exercised	(7,500)	13.44	—
Canceled/ Repurchased	(108,250)	16.57	(715,920)	$2.85

Balance at December 31, 2001 (1,941,388 exercisable)	2,583,400	$19.33	—

      At December 31, 2000, none of the Lifeclinic Plan options were exercisable. In August 2001, the Company repurchased all of the then outstanding Lifeclinic Plan options from employees at a price of $0.52 per share. The Company recognized approximately $370 in compensation expense as a result of this transaction.

      The following table summarizes information about the Company’s stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

	Number		Weighted-	Number	Weighted-
	Outstanding	Weighted-Average	Average	Exercisable	Average
	at	Remaining	Exercise	at	Exercise
Range of Exercise Prices	12/31/01	Contractual Life	Price	12/31/01	Price

$ 9.03 - $16.00	451,375	4.1	$14.60	158,125	$14.56
16.01 - 19.00	1,007,325	2.0	17.24	712,058	17.23
19.01 - 27.38	1,124,700	3.9	23.09	1,071,205	23.17

$ 9.03 - $27.38	2,583,400	3.2	$19.33	1,941,388	$20.29

SPACELABS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per-share data)

      The following table summarizes information about the Company’s restricted shares:

	Shares

	2001	2000

Restricted Stock
Outstanding at beginning of year	30,000	46,000
Granted	—	10,000
Vested	(13,500)	(15,500)
Canceled	—	(10,500)

Outstanding at end of year	16,500	30,000

Weighted-average fair value of restricted shares granted during the year	$—	$15.56

      Restricted shares are issued at par value. Unearned compensation of $41 in 2001 and $131 in 2000, representing the unamortized balance of the fair market value of the Company’s common stock at the date of grant, is amortized over the four-year vesting period. Amortization of restricted share compensation was $90, $203 and $331 in 2001, 2000 and 1999, respectively.

     Pro Forma Disclosures

      Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement of Financial Accounting Standards No. 123, and has been determined as if the Company had accounted for its employee stock options pursuant to the fair value method of that Statement. For purposes of pro forma disclosures, the value of the options granted is amortized to expense over the options’ vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions listed in the table below.

	2001	2000	1999

Assumptions:
Dividend yield	0%	0%	0%
Volatility:
Spacelabs Medical plans	45%	34%	32%
Lifeclinic Plan	—	50%	—
Risk-free interest rate:
Spacelabs Medical plans	4.9%	6.5%	5.2%
Lifeclinic Plan	—	6.0%	—
Expected life (years):
Nonofficer Employee Plan	4.0	4.0	4.0
1992 Plan	—	4.0	4.0
Director Plan	4.6	4.6	4.6
Lifeclinic Plan	—	4.0	—
Weighted average value of options granted:
Spacelabs Medical plans	$5.15	$5.61	$5.86
Lifeclinic Plan	—	$1.30	—

SPACELABS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per-share data)

      The Company’s pro forma information is as follows:

	2001	2000	1999

Net income/(loss)
As reported	$(2,096)	$(4,691)	$9,812
Pro forma	$(3,950)	$(5,722)	$8,416
Basic net income/(loss) per share
As reported	$(0.22)	$(0.49)	$1.04
Pro forma	$(0.41)	$(0.60)	$0.90
Diluted net income/(loss) per share
As reported	$(0.22)	$(0.49)	$1.04
Pro forma	$(0.41)	$(0.60)	$0.89

11.     Commitments and Contingencies

Leases

      The Company leases certain property and equipment under long-term operating leases expiring on various dates through 2016, some of which contain renewal options. Many of these leases contain clauses for escalations and payment of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Net annual rental expense under these leases was $7,922, $5,779 and $5,380 in 2001, 2000 and 1999, respectively.

      Minimum aggregate future rentals are as follows:

2002	$11,593
2003	3,782
2004	1,311
2005	917
2006	846
Thereafter	1,552

$20,001

      The Company leased certain property and office space to others under operating leases until its investment property was sold in July of 2001. Net rental income under these leases was $207 in 2001, $346 in 2000 and $297 in 1999.

Litigation

      On August 30, 2001, twenty-nine named plaintiffs filed a purported class action complaint venued in the United States District Court for the Western District of Washington alleging national origin discrimination and other claims arising out of certain alleged terms and conditions of employment and termination of certain Hispanic employees at the Company. The complaint, as originally filed, sought class certification, judgment of no less than $10,000, incidental and consequential damages, interest, and costs. On December 4, 2001, the Company announced that the Court ordered the dismissal of the class action allegations brought against the Company. On December 12, 2001, the Court dismissed 24 of the 28 remaining individual cases and also granted the Company’s request to sever the remaining 4 individual plaintiff’s claims. Those matters will now each proceed into the discovery phase. The 4 remaining individual claims, in the aggregate, seek $962 in damages, plus certain fees and costs. While the outcome of the remaining proceedings cannot be predicted

SPACELABS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per-share data)

with certainty, management does not believe the complaint is meritorious and intends to vigorously defend the Company’s interests. No amounts, other than legal fees incurred, have been accrued for this matter as of December 31, 2001.

      Various lawsuits and claims are pending against the Company. Although the outcome of such lawsuits and claims cannot be predicted with certainty, the expected disposition thereof will not, in the opinion of management both individually and in the aggregate, result in a material adverse effect on the Company’s results of operations and financial position.

12.     Other Income (Expense)

      Other income (expense), net, in 2001 primarily includes gain on sales of its properties in Redmond, Washington of $22,394 (Note 3); expenses in connection with the retirement of the Company’s credit facilities of $3,609 (Note 5); and write down of investments of $2,200 for other-than-temporary declines in value (Note 1).

      Foreign currency exchange gains and losses consist of realized gains and losses on cash transactions involving various foreign currencies and unrealized gains and losses resulting from exchange rate fluctuations primarily affecting intercompany accounts. Net gains (losses) from foreign currency transactions included in other income (expense), net were $74, ($667) and ($520) in 2001, 2000 and 1999, respectively.

13.     Segment Information

      The Company identifies its business segments based on management responsibility using a combination of products and geographic factors. The Company has four reportable segments: US Monitoring, US Cardiology, International and Consumer Health Management. The US Monitoring segment manufactures, markets, distributes and services patient monitoring devices and related supplies and clinical information systems (“CIS”) throughout the United States. The US Cardiology segment manufactures, markets, distributes and services diagnostic cardiology devices and related supplies and CIS throughout the United States. The International segment distributes the Company’s monitoring, CIS and cardiology products and related supplies to its subsidiaries and distributors outside of the United States. The Consumer Health Management segment manufactures, markets and distributes vital signs measurement health stations throughout the United States. The Company also generates revenue by selling advertising space on the health stations. In December 1999, the Consumer Health Management segment launched an Internet initiative to provide an Internet-enabled health station, health management Web site content and personal medical record database capabilities through its Lifeclinic subsidiary. The Company measures segment profit or loss as operating income exclusive of research and development, restructuring charges, acquisition of in-process research and development, and certain unallocated corporate general and administrative expenses. The Company has no inter-segment revenue.

SPACELABS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per-share data)

	2001	2000	1999

Revenue:
US Monitoring	$129,175	$115,361	$155,388
US Cardiology	32,756	37,176	43,871
International	71,786	84,327	88,058
Consumer Health Management	8,368	12,105	13,856

Total revenue	$242,085	$248,969	$301,173

Depreciation and amortization:
US Monitoring	$2,305	$2,298	$2,780
US Cardiology	509	739	885
International	883	1,082	1,107
Consumer Health Management	1,615	1,575	1,241
Unallocated	3,350	3,672	3,613

Total depreciation and amortization	$8,662	$9,366	$9,626

Segment profit (loss):
US Monitoring	$28,845	$21,693	$41,854
US Cardiology	363	(29)	3,487
International	3,843	9,043	7,360
Consumer Health Management	(3,535)	(914)	2,330

Total segment profit	$29,516	$29,793	$55,031

Reconciliation of segment profit to income (loss) before income taxes:
Unallocated general and administrative expenses	$(10,840)	$(5,037)	$(4,624)
Unallocated cost of sales expenses(a)	(8,726)	—	—
Research and development	(24,391)	(26,984)	(29,663)
Other income (expense)	11,933	(6,641)	(5,607)

Income (loss) before income taxes	$(2,508)	$(8,869)	$15,137

Total assets:
US Monitoring	$65,892	$79,319	$88,275
US Cardiology	13,485	17,253	23,085
International	48,857	71,712	66,753
Consumer Health Management	10,455	11,711	10,363
Unallocated	84,771	94,911	103,189

Total assets	$223,460	$274,906	$291,665

Capital expenditures:
US Monitoring	$2,553	$706	$1,394
US Cardiology	120	209	730
International	10	52	544
Consumer Health Management	3,846	989	1,813
Unallocated	1,692	1,438	1,706

Total capital expenditures	$8,221	$3,394	$6,187

(a)	Represents inventory write-down discussed in Note 2.

SPACELABS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per-share data)

      The following geographic information presents revenue based on product shipment destination and property, plant and equipment based on physical location. No country outside of the United States accounted for more than 10% of total revenue in 2001, 2000 or 1999.

	2001	2000	1999

Revenue:
United States	$170,299	$164,642	$213,115
Rest of world	71,786	84,327	88,058

Total	$242,085	$248,969	$301,173

Property, plant and equipment, net:
United States	$17,868	$59,843	$63,793
Rest of world	587	582	517

Total	$18,455	$60,425	$64,310

Net assets of international operations	$16,222	$14,820	$18,609

14.     Fair Value of Financial Instruments

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

	2001		2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$19,904	$19,904	$2,583	$2,583
Investments in non-public companies	2,150	2,150	$5,001	$5,001
Long-term debt	—	—	$65,958	$65,958
Interest rate swap agreements	—	—	—	$(480)

      Cash and Cash Equivalents: Due to their short-term nature, the carrying value of cash equivalents at December 31, 2001 and 2000, approximated fair value.

      Investments: The Company estimates the fair value of its cost method investments in two non-public entities as discussed in Note 1.

      Long-Term Debt: The carrying amount of the Company’s long-term debt in 2000 approximated its fair value as interest rates on the underlying debt instruments were variable in nature and tied to prevailing market rates.

      Interest Rate Swap Agreements: The fair values of these agreements in 2000 were based upon an estimate of the amount at which the agreements could be settled between the counterparties.

SPACELABS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per-share data)

15.     Supplemental Cash Flow Information

      The following provides additional information concerning cash flow activities:

	2001	2000	1999

Interest paid	$4,568	$5,528	$4,761

Income taxes paid	$299	$90	$3,086

16.     Quarterly Financial Data (Unaudited)

	Quarter

	First	Second	Third	Fourth	Year

	(In millions, except per-share data)
2001
Revenue	$59.2	$61.3	$57.0	$64.6	$242.1
Gross margin	24.6	26.4	13.1	27.9	92.0
Income (loss) before income taxes	(2.8)	(0.8)	1.0	0.1	(2.5)
Net income (loss)	(1.8)	(0.5)	0.4	(0.2)	(2.1)
Basic net income (loss) per share	$(0.18)	$(0.05)	$0.04	$(0.03)	$(0.22)
Diluted net income (loss) per share	(0.18)	(0.05)	0.04	$(0.03)	(0.22)
2000
Revenue	$61.9	$57.6	$65.2	$64.3	$249.0
Gross margin	26.1	24.2	28.8	28.7	107.8
Income (loss) before income taxes	(4.7)	(5.0)	(0.3)	1.1	(8.9)
Net income (loss)	(3.0)	(3.2)	0.1	1.4	(4.7)
Basic net income (loss) per share	$(0.32)	$(0.33)	$0.01	$0.15	$(0.49)
Diluted net income (loss) per share	(0.32)	(0.33)	0.01	0.15	(0.49)

SPACELABS MEDICAL, INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Spacelabs Medical, Inc.

      We have audited the consolidated financial statements of Spacelabs Medical, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spacelabs Medical, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Seattle, Washington
February 4, 2002

SCHEDULE II

SPACELABS MEDICAL, INC.

VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at		Charged to		Balance at
	Beginning	Charged to	Other		End of
Description	of Period	Expense	Accounts	Deductions(1)	Period

	(In thousands)
Year ended December 31, 2001
Valuation accounts deducted from assets:
Allowance for doubtful accounts	$3,242	$1,242	—	$1,788	$2,696
Allowance for sales returns	1,934	1,068	—	—	3,002

	5,176	2,310	—	1,788	5,698

Year ended December 31, 2000
Valuation accounts deducted from assets:
Allowance for doubtful accounts	$2,802	$670	—	$230	$3,242
Allowance for sales returns	2,258	—	—	324	1,934

	5,060	670	—	554	5,176

Year ended December 31, 1999
Valuation accounts deducted from assets:
Allowance for doubtful accounts	$2,972	$270	—	$440	$2,802
Allowance for sales returns	2,229	29	—	—	2,258

	5,201	299	—	440	5,060

(1)	Accounts written off, net of recoveries.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Items 10-13.     Directors and Executive Officers of the Registrant

      Except for the information included in Part I, Item 4 of this report, the information required by Part III (Items 10-13) is set forth in Spacelabs Medical’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days of December 31, 2001. Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      A. List of Documents Filed as a Part of this Report

1. Index to Financial Statements

•	Consolidated Balance Sheets as of December 31, 2001 and 2000

•	Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2001

•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001

•	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2001

•	Notes to Consolidated Financial Statements

           2. Index to Financial Statement Schedules

•	Schedule II — Valuation and Qualifying Accounts

           3. Index to Exhibits

Exhibit
No.	Description

*3.1	Certificate of Incorporation of Spacelabs Medical, Inc.
3.2	By-Laws of Spacelabs Medical, Inc., amended and restated as of January 31, 2002.
*4.1	Form of Rights Agreement dated as of June 26, 1992, between Spacelabs Medical, Inc. and First Chicago Trust Company of New York, as Rights Agent, which includes as Exhibit A the Certificate of Designation relating to the Series A Participating Cumulative Preferred Stock and as Exhibit B the form of Rights Certificate.
*4.2	Form of Common Stock Certificate of Spacelabs Medical, Inc.
††††4.3	First Amendment, dated May 7, 1999, to Rights Agreement between Spacelabs Medical, Inc. (Delaware) and First Chicago Trust Company of New York, as Rights Agent, dated June 26, 1992.
#4.4	Amendment, dated November 2, 2001, to Rights Agreement between Spacelabs Medical, Inc. and First Chicago Trust Company of New York as Rights Agent.
‡††10.3	1992 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan of Spacelabs Medical, Inc., as amended and restated on May 10, 1995.
‡†††10.5	Stock Option and Deferral Plan for Nonemployee Directors, as amended and restated on October 30, 1998.
‡*10.6	Management Incentive Compensation Plan of Spacelabs Medical, Inc.
***10.7	Amended and Restated Change of Control Agreement dated July 24, 1998, between Spacelabs Medical, Inc. and Carl A. Lombardi.
*10.16	Letter Agreement dated September 8, 1984, between Spacelabs Medical, Inc. and Technology Concepts Inc. and amendment thereto dated August 12, 1985.
*10.17	Software OEM License Agreement dated January 20, 1984, between Spacelabs Medical, Inc. and Hunter & Ready, Inc.
*10.18	Software Development and Production License Agreement between Spacelabs Medical, Inc. and Ready Systems Corporation.
‡******10.19	1993 Nonofficer Employee Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan of Spacelabs Medical, Inc.

Exhibit
No.	Description

†10.20	Product Development and Purchase Agreement dated October 26, 1991, between Spacelabs Medical, Inc. and General Scanning, Inc.
†10.21	Development and Manufacturing Agreement dated February 11, 1992, between Spacelabs Medical, Inc. and Wyse Technology, Inc.
**10.22	VxWorksTM(1) Software License Agreement dated August 27, 1991, as amended by amendments dated January 31, 1992, and April 24, 1992, between Spacelabs Medical, Inc. and Wind River Systems, Inc.
**10.23	ASIC Design and Purchase Agreement between Spacelabs Medical, Inc. and LSI Logic Corporation signed by Spacelabs Medical, Inc. on March 9, 1992.
****10.35	Change of Control Agreement dated July 24, 1998, between Spacelabs Medical, Inc. and James A. Richman.
****10.36	Change of Control Agreement dated July 24, 1998, between Spacelabs Medical, Inc. and Eugene V. DeFelice.
*****10.37	Lease Agreement dated April 6, 1998, between Carl Ruedebusch LLC and Burdick, Inc.
##10.38	Amendment dated January 10, 2001, to Change of Control Agreement dated July 24, 1998, between Spacelabs Medical, Inc. and Eugene V. DeFelice.
††††††10.42	Audit Committee Charter.
‡#10.44	Lifeclinic Holding Corporation, 2000 Long-term Incentive Plan
‡##10.48	Form of Severance Agreement, dated March 16, 2001, with Mssrs. Lombardi, Richman and DeFelice.
##10.49	Agreement, dated March 22, 2001, with Providence Capital, et. al.
##10.50	Lease Agreement by and between Microsoft Corporation and Spacelabs Medical, Inc. (a subsidiary of Registrant), dated as of September 12, 2001.
##10.51	Guaranty by and between Microsoft Corporation and Spacelabs Medical, Inc. (a subsidiary of Registrant), dated as of September 12, 2001.
‡10.52	Amended and Restated Spacelabs Medical, Inc. Retirement Plan dated August 27, 2001.
‡###10.53	Retirement Agreement, dated December 6, 2001, between Spacelabs Medical, Inc. and Carl A. Lombardi.
‡10.54	Retention Agreement, dated January 2, 2002, between Spacelabs Medical, Inc. and Eugene V. DeFelice.
10.55	Credit Agreement, dated January 16, 2002, between Bank of America, N.A., and Spacelabs Medical, Inc. (Delaware), Spacelabs Medical, Inc. (California), Spacelabs Burdick, Inc., Vita-Stat Medical Services, Inc., Lifeclinic Medical Data Corporation, and Lifeclinic.com Corporation.
10.56	Security Agreement, dated January 16, 2002, between Bank of America, N.A., and Spacelabs Medical, Inc. (Delaware), Spacelabs Medical, Inc. (California), Spacelabs Burdick, Inc., Vita-Stat Medical Services, Inc., Lifeclinic Medical Data Corporation, Lifeclinic.com Corporation and Spacelabs Produits Medicaux Ltee.
10.57	Trademark Security Agreement, dated January 16, 2002, between Bank of America, N.A., and Spacelabs Medical, Inc. (Delaware), Spacelabs Medical, Inc. (California), Spacelabs Burdick, Inc., Vita-Stat Medical Services, Inc., Lifeclinic Medical Data Corporation, Lifeclinic.com Corporation and Spacelabs Produits Medicaux Ltee.

Exhibit
No.	Description

10.58	Patent Collateral Assignment Agreement, dated January 16, 2002, between Bank of America, N.A., and Spacelabs Medical, Inc. (Delaware), Spacelabs Medical, Inc. (California), Spacelabs Burdick, Inc., Vita-Stat Medical Services, Inc., Lifeclinic Medical Data Corporation, Lifeclinic.com Corporation and Spacelabs Produits Medicaux Ltee.
10.59	Pledge and Security Agreement, dated January 16, 2002, between Bank of America, N.A., and Spacelabs International, Inc.
21.1	Subsidiaries of Spacelabs Medical, Inc.
23.1	Consent of KPMG LLP.

(1)	VxWorksTM is a trademark of Wind River Systems, Inc.

*	Previously filed with, and incorporated herein by reference to, Registration Statement on Form S-1 of Spacelabs Medical, Inc., file No. 0-20083.

**	Previously filed with, and incorporated herein by reference to, Annual Report on Form 10-K of Spacelabs Medical, Inc., File No. 0-20083, filed on March 22, 1995.

***	Previously filed with, and incorporated herein by reference to Report on Form 8-K of Spacelabs Medical, Inc., filed on September 5, 1997.

****	Previously filed with, and incorporated herein by reference to Quarterly Report on Form 10-Q of Spacelabs Medical, Inc., filed on August 10, 1998.

*****	Previously filed with, and incorporated herein by reference to Quarterly Report on Form 10-Q of Spacelabs Medical, Inc., filed on November 9, 1998.

******	Previously filed with, and incorporated by reference to, Annual Report on Form 10-K of Spacelabs Medical, Inc., File No. 0-20083, filed on March 16, 1994.

†	Previously filed and incorporated by reference to, Amendment on Form 10-K/A to Annual Report on Form 10-K of Spacelabs Medical, Inc., File No. 0-20083, filed on May 9, 1995.

††	Previously filed and incorporated by reference to Annual Report on Form 10-K of Spacelabs Medical, Inc., File No. 0-020083, filed on March 22, 1996.

†††	Previously filed and incorporated by reference to Annual Report on Form 10-K of Spacelabs Medical, Inc., File No. 0-020083, filed on March 24, 1999.

††††	Previously filed with, and incorporated herein by reference to Quarterly Report on Form 10-Q of Spacelabs Medical, Inc., filed on May 18, 1999.

†††††	Previously filed with, and incorporated herein by reference to Quarterly Report on Form 10-Q of Spacelabs Medical, Inc., filed on November 15, 1999.

††††††	Previously filed with, and incorporated herein by reference to Quarterly Report on Form 10-Q of Spacelabs Medical, Inc., filed on May 15, 2000.

#	Previously filed with, and incorporated herein by reference to Quarterly Report on Form 10-Q of Spacelabs Medical, Inc., filed on August 11, 2000.

##	Previously filed and incorporated by reference to Annual Report on Form 10-K of Spacelabs Medical, Inc., File No. 0-020083, filed on March 30, 2001.

#	Previously filed with, and incorporated herein by reference to Quarterly Report on Form 10-Q of Spacelabs Medical, Inc., filed on November 13, 2001.

##	Previously filed with, and incorporated herein by reference to, Report on Form 8-K of Spacelabs Medical, Inc., filed on September 12, 2001.

###	Previously filed with, and incorporated herein by reference to, Report on Form 8-K of Spacelabs Medical, Inc., filed on December 26, 2001.

‡	Indicates that the Exhibit is a Compensatory Plan or Agreement.

      B.     Reports on Form 8-K

      The Company filed a report on Form 8-K on December 26, 2001 announcing the retirement of the Company’s Chairman and Chief Executive Officer in 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPACELABS MEDICAL, INC.
(Registrant)

By	/s/ CARL A. LOMBARDI

______________________________________ Carl A. Lombardi
Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CARL A. LOMBARDI Carl A. Lombardi Chairman of the Board and Chief Executive Officer	March 21, 2002
/s/ JAMES A. RICHMAN James A. Richman Vice President and Corporate Controller (Principal Financial Officer)	March 21, 2002
/s/ STEPHEN A. DRURY Stephen A. Drury Director	March 21, 2002
/s/ THOMAS J. DUDLEY, D.B.A. Thomas J. Dudley, D.B.A. Director	March 21, 2002
/s/ HARVEY FEIGENBAUM, M.D. Harvey Feigenbaum, M.D. Director	March 21, 2002
/s/ DAVID A. HILTON David A. Hilton Director	March 21, 2002
/s/ ANDREW R. NARA, M.D., PH.D. Andrew R. Nara, M.D., Ph.D. Director	March 21, 2002
/s/ PHILLIP M. NUDELMAN, PH.D. Phillip M. Nudelman, Ph.D. Director	March 21, 2002
/s/ PETER H. VAN OPPEN Peter H. van Oppen Director	March 21, 2002