Form 10-K405/A
period 2001-12-31
SPACELABS MEDICAL INC
filed 2002-03-25
CIK 886142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Part III (Items 10-13)

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters
Item 6. Selected Consolidated Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Items 10-13. Directors and Executive Officers of the Registrant
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Exhibit 2.1
Exhibit 2.2
Exhibit 3.2
Exhibit 4.5
Exhibit 4.6
Exhibiti 10.52
Exhibit 10.54
Exhibit 10.55
Exhibit 10.56
Exhibit 10.57
Exhibit 10.58
Exhibit 10.59
Exhibit 21.1
Exhibit 23.1
Exhibit 99.1

      This amendment to the Form 10-K is being filed to reflect the Company’s execution of a definitive merger agreement as described in Item 1 and to file additional exhibits.

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

      In December 2001, the Company announced that Gerard Klauer Mattison (“GKM”) has been retained to assist the Company in exploring strategic alternatives to maximize shareholder value. That process resulted in the Company entering into a definitive Agreement and Plan of Reorganization and a related Agreement and Plan of Merger with Instrumentarium Corporation (“Instrumentarium”), each dated as of March 22, 2002 (the “Merger Agreement”). Information relating to Instrumentarium is on file with the Securities and Exchange Commission (File No. 0-12009). Pursuant to the Merger Agreement, Spacelabs will be acquired by Instrumentarium through the merger of Boxer Acquisition Corp., a Delaware corporation, with and into Spacelabs (the “Merger”), with Spacelabs as the surviving corporation. Under the terms of the Merger Agreement, Spacelabs stockholders will receive $14.25 in cash for each share of Spacelabs common stock. The transaction is valued at approximately $140 million. Consummation of the Merger is subject to the approval of Spacelabs’ stockholders, receipt of requisite regulatory approvals and other customary closing conditions. The Merger is expected to be completed in the second quarter of 2002. It is possible that the merger price will be adjusted if the cost of cashing out certain stock options exceeds an agreed amount, an event that is not expected under present conditions. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the terms of such agreements, which is filed herewith as Exhibits 2.1 and 2.2, and is incorporated herein by reference.

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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      As described in Item 1 “Business” above, the Company entered into the Merger Agreement with Instrumentarium, dated as of March 22, 2002. Under the terms of the Merger Agreement, Spacelabs stockholders will receive $14.25 in cash for each share of Spacelabs common stock. The transaction is valued at approximately $140 million. Consummation of the Merger is subject to the approval of Spacelabs’ stockholders, receipt of requisite regulatory approvals and other customary closing conditions. The Merger is expected to be completed in the second quarter of 2002. It is possible that the merger price will be adjusted if the cost of cashing out certain stock options exceeds an agreed amount, an event that is not expected under present conditions. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the terms of such agreements, which is filed herewith as Exhibits 2.1 and 2.2, and is incorporated herein by reference.

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

Forward-Looking Information

      Certain statements contained in this report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to or is not based upon any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions may identify such forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, and the cautionary statements set forth in this report identify important factors that could cause actual results to differ materially from those predicted in the forward-looking statements and from historical trends. Such factors include, but are not limited to, the risk that the transaction with Instrumentarium will not close on the anticipated closing date or will not close at all, the Spacelabs’ stockholders will not approve the Merger, and Spacelabs will not receive the requisite regulatory approvals; adverse changes in economic conditions; adverse business conditions, including adverse changes to product and service demand and acceptance; risk that the Company may not raise additional capital to fully fund Lifeclinic on favorable terms, adverse exchange rate fluctuations and political risks; risks associated with foreign operations, the impact of competition on pricing, adverse impact of HIPAA and other legislation and regulatory developments, capacity and supply constraints or difficulties, risks attendant the euro conversion, the failure to achieve product development objectives, the risk of potential business interruption associated with the move from the headquarters facility, the risk that a suitable facility may not be identified on a timely basis, the risk that the amount of reimbursement for ambulatory blood pressure monitoring will be inadequate or delayed, and other risks detailed in this report and in the Company’s filings with the Securities and Exchange Commission.

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

	(Dollars in thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$19,904	$2,583
Trade receivables, net of allowances for doubtful accounts and sales returns of $5,698 and $5,176	61,601	71,865
Inventories (Note 2)	61,340	74,594
Prepaid expenses	2,411	2,087
Refundable income taxes	2,298	1,766
Deferred income taxes (Note 7)	22,928	27,986

Total current assets	170,482	180,881
Property, plant and equipment, net (Note 3)	18,455	60,425
Deferred income taxes (Note 7)	5,574	367
Goodwill, net of accumulated amortization of $10,399 and $9,206	18,558	19,759
Other assets, net	10,391	13,474

	$223,460	$274,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (Note 4)	$30	$366
Current portion of long-term debt and capital leases (Note 5)	78	1,571
Current portion of deferred gain	7,186	—
Accounts payable	16,403	15,890
Accrued expenses (Note 6)	26,661	21,315
Deferred revenue	5,193	3,610

Total current liabilities	55,551	42,752
Long-term debt and capital leases (Note 5)	139	64,369
Deferred gain	1,437	—
Other long-term obligations	2,843	2,780
Commitments, contingencies and subsequent events (Notes 5, 9, 10, 11 and 17)	—	—
Shareholders’ equity (Note 10):
Preferred stock, $1.00 par value; authorized — 6.0 million shares; issued — none	—	—
Common stock, $0.01 par value; authorized — 50.0 million shares; issued — 11.3 million shares; outstanding — 9.8 and 9.7 million shares	113	113
Additional paid-in capital	98,094	98,721
Common stock in treasury, at cost; 1.5 and 1.6 million shares	(34,235)	(35,758)
Accumulated other comprehensive loss	(8,520)	(8,205)
Retained earnings	108,038	110,134

Total shareholders’ equity	163,490	165,005

	$223,460	$274,906

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

17.     Subsequent Event

      On March 22, 2002, the Company entered into a definitive Agreement and Plan of Reorganization and a related Agreement and Plan of Merger with Instrumentarium Corporation (“Instrumentarium”), each dated as of March 22, 2002 (the “Merger Agreement”). Pursuant to the Merger Agreement, Spacelabs will be acquired by Instrumentarium through the merger of Boxer Acquisition Corp., a Delaware corporation, with and into Spacelabs (the “Merger”), with Spacelabs as the surviving corporation. Under the terms of the Merger Agreement, Spacelabs stockholders will receive $14.25 in cash for each share of Spacelabs common stock. The transaction is valued at approximately $140,000. Consummation of the Merger is subject to the approval of Spacelabs’ stockholders, receipt of requisite regulatory approvals and other customary closing conditions. The Merger is expected to be completed in the second quarter of 2002. It is possible that the merger price will be adjusted if the cost of cashing out certain stock options exceeds an agreed amount, an event that is not expected under present conditions.

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
February 4, 2002,
except as to Note 17
which is as of
March 22, 2002

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

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      A. List of Documents Filed as a Part of this Report

1. Index to Financial Statements

•	Consolidated Balance Sheets as of December 31, 2001 and 2000

•	Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2001

•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001

•	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2001

•	Notes to Consolidated Financial Statements

           2. Index to Financial Statement Schedules

•	Schedule II — Valuation and Qualifying Accounts

           3. Index to Exhibits

Exhibit
No.	Description

2.1	Agreement and Plan of Reorganization, dated as of March 22, 2002, between Spacelabs Medical, Inc., Instrumentarium Corporation and Boxer Acquisition Corp.
2.2	Agreement and Plan of Merger, dated as of March 22, 2002, between Spacelabs Medical, Inc., Instrumentarium Corporation and Boxer Acquisition Corp.
*3.1	Certificate of Incorporation of Spacelabs Medical, Inc.
3.2	By-Laws of Spacelabs Medical, Inc., amended and restated as of January 31, 2002.
*4.1	Form of Rights Agreement dated as of June 26, 1992, between Spacelabs Medical, Inc. and First Chicago Trust Company of New York, as Rights Agent, which includes as Exhibit A the Certificate of Designation relating to the Series A Participating Cumulative Preferred Stock and as Exhibit B the form of Rights Certificate.
*4.2	Form of Common Stock Certificate of Spacelabs Medical, Inc.
††††4.3	First Amendment, dated May 7, 1999, to Rights Agreement between Spacelabs Medical, Inc. (Delaware) and First Chicago Trust Company of New York, as Rights Agent, dated June 26, 1992.
#4.4	Amendment, dated November 2, 2001, to Rights Agreement between Spacelabs Medical, Inc. and First Chicago Trust Company of New York as Rights Agent.
4.5	Amendment No. 3, dated as of March 22, 2002, to the Rights Agreement, dated as of June 26, 1992, as amended, between Spacelabs Medical, Inc. and EquiServe Trust Company, N.A., as successor to First Chicago Trust Company of New York, as rights agent.
4.6	Amendment No. 4, dated as of March 22, 2002, to the Rights Agreement, dated as of June 26, 1992, as amended, between Spacelabs Medical, Inc., and EquiServe Trust Company, N.A., as successor to First Chicago Trust Company of New York, as rights agent.
‡††10.3	1992 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan of Spacelabs Medical, Inc., as amended and restated on May 10, 1995.
‡†††10.5	Stock Option and Deferral Plan for Nonemployee Directors, as amended and restated on October 30, 1998.
‡*10.6	Management Incentive Compensation Plan of Spacelabs Medical, Inc.

Exhibit
No.	Description

***10.7	Amended and Restated Change of Control Agreement dated July 24, 1998, between Spacelabs Medical, Inc. and Carl A. Lombardi.
*10.16	Letter Agreement dated September 8, 1984, between Spacelabs Medical, Inc. and Technology Concepts Inc. and amendment thereto dated August 12, 1985.
*10.17	Software OEM License Agreement dated January 20, 1984, between Spacelabs Medical, Inc. and Hunter & Ready, Inc.
*10.18	Software Development and Production License Agreement between Spacelabs Medical, Inc. and Ready Systems Corporation.
‡******10.19	1993 Nonofficer Employee Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan of Spacelabs Medical, Inc.
†10.20	Product Development and Purchase Agreement dated October 26, 1991, between Spacelabs Medical, Inc. and General Scanning, Inc.
†10.21	Development and Manufacturing Agreement dated February 11, 1992, between Spacelabs Medical, Inc. and Wyse Technology, Inc.
**10.22	VxWorksTM(1) Software License Agreement dated August 27, 1991, as amended by amendments dated January 31, 1992, and April 24, 1992, between Spacelabs Medical, Inc. and Wind River Systems, Inc.
**10.23	ASIC Design and Purchase Agreement between Spacelabs Medical, Inc. and LSI Logic Corporation signed by Spacelabs Medical, Inc. on March 9, 1992.
****10.35	Change of Control Agreement dated July 24, 1998, between Spacelabs Medical, Inc. and James A. Richman.
****10.36	Change of Control Agreement dated July 24, 1998, between Spacelabs Medical, Inc. and Eugene V. DeFelice.
*****10.37	Lease Agreement dated April 6, 1998, between Carl Ruedebusch LLC and Burdick, Inc.
##10.38	Amendment dated January 10, 2001, to Change of Control Agreement dated July 24, 1998, between Spacelabs Medical, Inc. and Eugene V. DeFelice.
††††††10.42	Audit Committee Charter.
‡#10.44	Lifeclinic Holding Corporation, 2000 Long-term Incentive Plan
‡##10.48	Form of Severance Agreement, dated March 16, 2001, with Mssrs. Lombardi, Richman and DeFelice.
##10.49	Agreement, dated March 22, 2001, with Providence Capital, et. al.
##10.50	Lease Agreement by and between Microsoft Corporation and Spacelabs Medical, Inc. (a subsidiary of Registrant), dated as of September 12, 2001.
##10.51	Guaranty by and between Microsoft Corporation and Spacelabs Medical, Inc. (a subsidiary of Registrant), dated as of September 12, 2001.
‡10.52	Amended and Restated Spacelabs Medical, Inc. Retirement Plan dated August 27, 2001.
‡###10.53	Retirement Agreement, dated December 6, 2001, between Spacelabs Medical, Inc. and Carl A. Lombardi.
‡10.54	Retention Agreement, dated January 2, 2002, between Spacelabs Medical, Inc. and Eugene V. DeFelice.
10.55	Credit Agreement, dated January 16, 2002, between Bank of America, N.A., and Spacelabs Medical, Inc. (Delaware), Spacelabs Medical, Inc. (California), Spacelabs Burdick, Inc., Vita-Stat Medical Services, Inc., Lifeclinic Medical Data Corporation, and Lifeclinic.com Corporation.
10.56	Security Agreement, dated January 16, 2002, between Bank of America, N.A., and Spacelabs Medical, Inc. (Delaware), Spacelabs Medical, Inc. (California), Spacelabs Burdick, Inc., Vita-Stat Medical Services, Inc., Lifeclinic Medical Data Corporation, Lifeclinic.com Corporation and Spacelabs Produits Medicaux Ltee.

Exhibit
No.	Description

10.57	Trademark Security Agreement, dated January 16, 2002, between Bank of America, N.A., and Spacelabs Medical, Inc. (Delaware), Spacelabs Medical, Inc. (California), Spacelabs Burdick, Inc., Vita-Stat Medical Services, Inc., Lifeclinic Medical Data Corporation, Lifeclinic.com Corporation and Spacelabs Produits Medicaux Ltee.
10.58	Patent Collateral Assignment Agreement, dated January 16, 2002, between Bank of America, N.A., and Spacelabs Medical, Inc. (Delaware), Spacelabs Medical, Inc. (California), Spacelabs Burdick, Inc., Vita-Stat Medical Services, Inc., Lifeclinic Medical Data Corporation, Lifeclinic.com Corporation and Spacelabs Produits Medicaux Ltee.
10.59	Pledge and Security Agreement, dated January 16, 2002, between Bank of America, N.A., and Spacelabs International, Inc.
21.1	Subsidiaries of Spacelabs Medical, Inc.
23.1	Consent of KPMG LLP.
99.1	Press Release by Spacelabs Medical, Inc. dated as of March 22, 2002.

(1)	VxWorksTM is a trademark of Wind River Systems, Inc.

*	Previously filed with, and incorporated herein by reference to, Registration Statement on Form S-1 of Spacelabs Medical, Inc., file No. 0-20083.

**	Previously filed with, and incorporated herein by reference to, Annual Report on Form 10-K of Spacelabs Medical, Inc., File No. 0-20083, filed on March 22, 1995.

***	Previously filed with, and incorporated herein by reference to Report on Form 8-K of Spacelabs Medical, Inc., filed on September 5, 1997.

****	Previously filed with, and incorporated herein by reference to Quarterly Report on Form 10-Q of Spacelabs Medical, Inc., filed on August 10, 1998.

*****	Previously filed with, and incorporated herein by reference to Quarterly Report on Form 10-Q of Spacelabs Medical, Inc., filed on November 9, 1998.

******	Previously filed with, and incorporated by reference to, Annual Report on Form 10-K of Spacelabs Medical, Inc., File No. 0-20083, filed on March 16, 1994.

†	Previously filed and incorporated by reference to, Amendment on Form 10-K/A to Annual Report on Form 10-K of Spacelabs Medical, Inc., File No. 0-20083, filed on May 9, 1995.

††	Previously filed and incorporated by reference to Annual Report on Form 10-K of Spacelabs Medical, Inc., File No. 0-020083, filed on March 22, 1996.

†††	Previously filed and incorporated by reference to Annual Report on Form 10-K of Spacelabs Medical, Inc., File No. 0-020083, filed on March 24, 1999.

††††	Previously filed with, and incorporated herein by reference to Quarterly Report on Form 10-Q of Spacelabs Medical, Inc., filed on May 18, 1999.

†††††	Previously filed with, and incorporated herein by reference to Quarterly Report on Form 10-Q of Spacelabs Medical, Inc., filed on November 15, 1999.

††††††	Previously filed with, and incorporated herein by reference to Quarterly Report on Form 10-Q of Spacelabs Medical, Inc., filed on May 15, 2000.

#	Previously filed with, and incorporated herein by reference to Quarterly Report on Form 10-Q of Spacelabs Medical, Inc., filed on August 11, 2000.

##	Previously filed and incorporated by reference to Annual Report on Form 10-K of Spacelabs Medical, Inc., File No. 0-020083, filed on March 30, 2001.

#	Previously filed with, and incorporated herein by reference to Quarterly Report on Form 10-Q of Spacelabs Medical, Inc., filed on November 13, 2001.

##	Previously filed with, and incorporated herein by reference to, Report on Form 8-K of Spacelabs Medical, Inc., filed on September 12, 2001.

###	Previously filed with, and incorporated herein by reference to, Report on Form 8-K of Spacelabs Medical, Inc., filed on December 26, 2001.

‡	Indicates that the Exhibit is a Compensatory Plan or Agreement.

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

SPACELABS MEDICAL, INC.
(Registrant)

By	/s/ JAMES A. RICHMAN

______________________________________ James A. Richman
Vice President and Corporate Controller
(Principal Financial Officer)