Form 10-K405/A
period 2001-12-31
SPACELABS MEDICAL INC
filed 2002-04-05
CIK 886142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number 0-20083

SPACELABS MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1558809

(State of Incorporation)	(I.R.S. Employer Identification No.)

15220 N.E. 40th Street, Redmond, Washington	98052

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 425-882-3700

EXPLANATORY NOTE:

     This Amendment No. 2 to the Form 10-K of Spacelabs Medical, Inc. (“Spacelabs Medical,” “Spacelabs,” or the “Company”) for the fiscal year ended December 31, 2001 is filed solely to add Part III of Form 10-K, which was omitted from the Form 10-K in reliance on General Instruction G(3) thereto. The Form 10-K was originally filed on March 21, 2002 and amended on March 25, 2002.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers was included in the amended Form 10-K filed on March 25, 2002.

     The Company’s Board of Directors currently consists of eight members. Each director serves until his successor is duly elected and qualified at the next annual meeting of stockholders.

Current Board of Directors

     Stephen A. Drury. Prior to his retirement in 1997, Mr. Drury (age 65) was Executive Vice President, Corporate Secretary and a Director of Owen Healthcare since 1992 and Senior Vice President and Chief Financial Officer of Integrated Health Services from 1989 to 1992. Prior to that Mr. Drury served as Senior Vice President of Thomson McKinnon Securities and Managing Director of its Healthcare Capital Markets Group from 1985 to 1989. Mr. Drury also serves as a Director of AP Pharma Inc.

Principal Occupation: Healthcare Financial Advisor and Private Investor

     Thomas J. Dudley, D.B.A. Dr. Dudley (age 70) has served as a director, Chairman of the Audit Committee and member of the Executive Committee and the Compensation Committee of Spacelabs Medical since June 26, 1992. Dr. Dudley has been a Professor of Decision and Information Systems, The George L. Graziadio School of Business and Management, Pepperdine University, since 1968. Dr. Dudley has also owned and operated Thomas J. Dudley & Associates, a company that provides management consulting services for strategic planning and implementation to small and medium-sized companies, since 1968. Dr. Dudley holds a doctorate in business administration from the University of Southern California. He also has a master’s degree in business administration and a bachelor’s degree in liberal arts and sciences from the University of Michigan. Dr. Dudley is a member of INFORMS, the World’s Futures Society, and the Accreditation Committee of the Association of Independent Colleges and Schools. He is also an advisor to the American-China Association for Science and Technology Exchange. He is a member of the Board of Directors of the Los Angeles branch of Recording for the Blind and Dyslexic, a nonprofit organization. Dr. Dudley is a recipient of the Harriett and Charles Luckman Distinguished Teaching Fellow Award.

Principal Occupation: Distinguished Professor of Decision and Information Systems,
The George L. Graziadio School of Business and Management, Pepperdine University

     Harvey Feigenbaum, M.D. Dr. Feigenbaum (age 68) has served as a director and member of the Audit Committee of Spacelabs Medical since June 26, 1992. Dr. Feigenbaum has been a Distinguished Professor of Medicine at the Indiana University Medical Center since 1980 and joined its faculty in 1962. He was elected Phi Beta Kappa and received a bachelor of arts degree summa cum laude from Indiana University in 1955, an M.D. degree from the Indiana School of Medicine in 1958 and his cardiovascular subspecialty, American Board of Internal Medicine, in 1969. Dr. Feigenbaum is a fellow of the American College of Physicians, the American College of Cardiology and the Council on Clinical Cardiology of the American Heart Association, as well as a member of the Editorial Boards of the American Heart Journal, the American Journal of Cardiology, and CIRCULATION. He is editor of the Journal of the American Society of Echocardiography.

Principal Occupation: Distinguished Professor of Medicine, Indiana University Medical Center

     David A. Hilton. Mr. Hilton (age 54) served as Chief Executive Officer of Graham-Field Inc., a company under the protection of Chapter 11, from January 2000 through April 2001. In 1999, Mr. Hilton managed J.E. Morgan Knitting Mills. From December 1997 through 1998, Mr. Hilton was with British Interactive Broadcasting as Acting Chief Executive. In 1994, Mr. Hilton acquired the assets of AD/SAT, Inc., a pioneer in the delivery of advertising in digital form. From 1991 to 1993, Mr. Hilton was one of three Group Vice Presidents of Macmillan, Inc. with particular focus on restructuring Macmillan owned companies.

Principal Occupation: Private Investor

     Carl A. Lombardi. Mr. Lombardi (age 58) has served as a director, Chairman of the Board, and Chief Executive Officer of Spacelabs Medical since June 26, 1992. Mr. Lombardi joined Spacelabs Medical in 1967 in the research and development group. He served in various executive positions with Spacelabs Medical before being appointed President in 1981. Mr. Lombardi was named Group Vice President of Squibb Medical Systems in 1982 with responsibility for the patient monitoring group of companies. Mr. Lombardi holds a master of business administration degree from Pepperdine University. He also has a master of science degree in systems engineering from West Coast University and a bachelor’s degree in electrical engineering from Pacific States University. He also serves on the Regional Council of the Scribner Kidney Research Center and the Board of Trustees of the Northwest Kidney Center.

Principal Occupation: Chairman of the Board, Chief Executive Officer
and President of Spacelabs Medical, Inc.

     Andrew R. Nara, M.D., Ph.D. Dr. Nara (age 55) has served as a member of the Board and the Compensation Committee since 1998. Dr. Nara has been an Associate Professor of Medicine at Case Western Reserve University School of Medicine since 1990 and joined its faculty in 1979. He received a bachelor of science degree in 1969 from the University of Toledo, and a combined M.D., Ph.D. degree in biomedical engineering in 1976 from Case Western Reserve University. He has been certified by the American Board of Internal Medicine since 1981 and received a subspecialty in adult cardiovascular disease in 1983. Dr. Nara is a Fellow of the American College of Cardiology, American Heart Association and American College of Chest Physicians.

Principal Occupation: Associate Professor of Medicine
Case Western Reserve University School of Medicine

     Phillip M. Nudelman, Ph.D. Dr. Nudelman (age 66) has served as a director since June 26, 1992 and as Chairman of the Compensation Committee since 1998. Dr. Nudelman has been President and CEO of The Hope Heart Institute since May 2000. In early 2000, Dr. Nudelman retired as Chief Executive Officer and President of Group Health Cooperative of Puget Sound (“Group Health “) and as Chairman of Kaiser/Group Health, positions he had held since 1990 and 1998, respectively. Dr. Nudelman joined Group Health in 1973 as Director of Professional Services and held positions of increasing responsibility until his recent retirement from Group Health. Dr. Nudelman received his bachelor of science degree in microbiology, zoology and pharmacy from the University of Washington, and holds a master of business administration and doctor of philosophy degrees in health systems management from Pacific Western University. He serves as a member of the Board and is past Chair of the American Association of Health Plans. He has served on the Boards of Directors of Pacific Science Center, United Way, Association for Washington Business, ATL Ultrasound, Cell Therapeutics, Inc., Cytran Inc., Personal Path Systems Inc., Columbia University School of Nursing Board and Premier, Inc. Dr. Nudelman also serves on the Board and is past Chair of the Woodland Park Zoological Society.

Principal Occupation: President and CEO, The Hope Heart Institute

     Peter H. van Oppen. Mr. van Oppen (age 49) has served as a director of the Company since 1998 and as a member of the Audit Committee since May 2000. He has served as Chairman of the Board and Chief Executive Officer of Advanced Digital Information Corporation (“ADIC”) since its acquisition by Interpoint in 1994, and served as President from 1994 to 1997. He has served as a Director of ADIC since 1986. He served as Chairman of the Board of Interpoint from 1995 until its acquisition by Crane Co. in October 1996. From 1987 to 1996, Mr. van Oppen served in several capacities at Interpoint, including President and Chief Executive Officer and Chief Operating Officer. Mr. van Oppen also serves as a Director of PhotoWorks, Inc., Key Technology, Inc., and Western Wireless Corporation. He holds a bachelor of arts degree from Whitman College and a master of business administration degree from Harvard Business School, where he was a Baker Scholar.

Principal Occupation: Chairman of the Board and Chief Executive Officer of
Advanced Digital Information Corporation

Arrangements Relating to the Selection of Directors

     On November 21, 2000, an entity affiliated with Herbert A. Denton furnished the Company with a submission (the “Advance Notice Submission”) of its intention to nominate, and solicit proxies in support of, four candidates for election to the Board of Directors at the 2001 Annual Meeting of Stockholders (“2001 Meeting”). On March 22, 2001, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Mr. Denton and certain individuals and entities affiliated with him (collectively, the “Group”) that, among other things, provided for the withdrawal of the Advance Notice Submission.

     Under the terms of the Settlement Agreement, the Company selected Messrs. Drury and Hilton from the four nominees included in the Advance Notice Submission to stand for election to the Company’s Board of Directors at the 2001 Meeting. The terms of the Settlement Agreement have now expired.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of the Company’s common stock, par value $0.01 per share (the “Common Stock”). Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required during fiscal 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with during fiscal 2001.

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table provides information for the past three fiscal years concerning the annual and long-term compensation received by those persons who were, in fiscal 2001, the Company’s Chief Executive Officer and its other four most highly compensated executive officers (the “named executive officers”).

						Long-term Compensation Awards

	Annual Compensation						Securities
Name and				Other Annual		Restricted	Underlying		All Other
Principal Position	Year	Salary	Bonus	Compensation		Stock(1)	Options		Compensation(2)

Carl A. Lombardi	2001	$440,000	—	$148,512	(6)	—	—		$19,891
Chief Executive Officer,	2000	$440,000	—	—		—	285,600	(3)	$19,876
Chairman of the Board and President	1999	$440,000	—	—		—	93,750	(4)	$20,139

Eugene V. DeFelice	2001	$180,000	—	$34,653	(6)	—	—		$5,400
Vice President,	2000	$178,000	$35,000	—		—	66,640	(3)	$10,733
General Counsel and Secretary							60,000	(4)
	1999	$163,000	$30,000	—		$31,500	20,000	(4)	$13,352

Timothy R. Miskimon	2001	$200,000	—	$9,901	(6)	—	—		$4,190
Sr. Vice President,	2000	$200,000	—	—		—	19,040	(3)	$4,190
International							30,000	(4)
	1999	$200,000	$30,000	—		$15,750	30,000	(4)	$4,392

James A. Richman	2001	$160,000	—	$29,702	(6)	—	—		$6,090
Vice President and	2000	$159,000	$25,000	—		—	57,120	(3)	$11,691
Corporate Controller							40,000	(4)
	1999	$149,000	$20,000	—		$31,500	20,000	(4)	$10,322

James E. Roop	2001	$199,000	—	—		—	—		$450
Vice President	2000	$197,000	—	—		—	20,000	(4)	$450
US Monitoring Sales	1999	$180,000	—	$38,000	(5)	$31,500	10,000	(4)	$2,349

(1)	Recipients of restricted stock are recorded as shareholders of the Company and, subject to the provisions of the Spacelabs Medical, Inc. 1992 Option, Stock Appreciation Right, Restricted Stock, Stock Grant and Performance Unit Plan (the “1992 Plan”), have all the rights of a stockholder with respect to such shares and receive all dividends or other distributions made or paid with respect to such shares. Restricted stock is valued at the closing price quoted on the Nasdaq National Market on the date of grant. At December 31, 2001, Messrs. Lombardi, DeFelice, Miskimon, Richman, and Roop held 4,750; 2,250; 1,500; 2,250 and 2,250 shares of restricted stock, respectively, with a value at that date of $57,713, $27,338, $18,225, $27,338 and $27,338, respectively. The Company’s restricted stock vests at the rate of 25% per year, beginning on the first anniversary of the date of grant. All restrictions lapse in full upon a change of control of the Company.

(2)	Includes the Company’s contribution to the Company’s Incentive Savings and Stock Ownership Plan during 2001 for Messrs. Lombardi, DeFelice, Miskimon, Richman, and Roop of

$5,100, $5,100, $3,500, $4,800 and $0 respectively; group term life insurance premiums paid by the Company for the same individuals of $1,290, $300, $690, $1,290 and $450, respectively; and the Company’s matching contribution on salary deferrals pursuant to the provisions of the Spacelabs Medical, Inc. Deferred Compensation Plan for Key Employees for the same individuals of $13,501, $0, $0, $0 and $0, respectively.
(3)	Represents options to purchase shares of the common stock of Lifeclinic Holding Corporation (the “Lifeclinic Common Stock”) granted under the Lifeclinic Holding Corporation 2000 Long-Term Incentive Plan (the “Lifeclinic Plan”).

(4)	Represents options to purchase shares of Common Stock granted under the 1992 Plan.

(5)	Represents relocation bonus paid in 1999.

(6)	Represents consideration paid to the executive officer for the repurchase by the Company of all options to purchase shares of Lifeclinic Common Stock granted under the Lifeclinic Plan. Options were repurchased from the executive officers in August 2001 at the price of $0.52 per share of Lifeclinic Common Stock covered by the option, which represented the estimated fair market value of the option at that time.

2001 Stock Option Exercises

     The following table provides information on stock option exercises in fiscal 2001 and the value of the named executive officers’ unexercised options at December 31, 2001.

Aggregated Option Exercises in Fiscal 2001 and Fiscal Year-End Option Values

			Number of		Value of
			Unexercised		Unexercised In-the-Money
			Options/SAR’s		Options at Fiscal
	Shares		At Fiscal Year-end		Year-end(3)
	Acquired on	Value
Name	Exercise(1)	Realized(2)	Exercisable	Unexercisable	Exercisable	Unexercisable

Carl A. Lombardi	7,500	$(8,221)	725,627	78,123	—	—
Eugene V. DeFelice	—	—	80,501	62,499	—	—
Timothy R Miskimon	—	—	164,501	47,499	—	—
James A. Richman	—	—	117,501	47,499	—	—
James E. Roop	—	—	37,000	29,000	—	—

(1)	Represents shares of Common Stock acquired upon exercise of options under the 1992 Plan.

(2)	The value realized is based upon the difference between the exercise price of the option and the closing price of a share of Common Stock as reported on the Nasdaq National Market on the date of exercise, March 20, 2001 ($12.438).

(3)	With respect to options on Common Stock, the value is based upon the closing price of a share of Common Stock on the Nasdaq National Market on December 31, 2001 ($12.15).

Retirement Plan

     The Company’s Retirement Plan, a defined benefit plan, covers the majority of employees on the active, regular payroll of the Company and its U.S. subsidiaries. Employees of Spacelabs Burdick, Inc. do not participate in the Retirement Plan. The Retirement Plan provides that, upon retirement, a participant will receive a monthly benefit equal to 1% of the participant’s highest consecutive 60-month average earnings (as defined in the Retirement Plan, including base salary and, subject to certain limits, bonuses and commissions), multiplied by the participant’s years of credited service with Spacelabs Medical and its subsidiaries, reduced as described below. A participant is vested upon completing five years of service.

     The compensation covered by the Retirement Plan corresponds to the salary and bonus, not in excess of 50% of base salary, disclosed for the following named executive officers. The credited years of service for Messrs. Lombardi, DeFelice, Miskimon, Richman and Roop as of December 31, 2001 are 34.71, 5.91, 19.47, 17.51 and 5.67, respectively.

     Certain federal legislation generally limits the amount of annual pension that may be paid from a federal income tax qualified plan to varying amounts ($160,000 for 2002) and the amount of annual earnings that may be taken into account for purposes of calculating benefits under a federal income tax qualified plan ($200,000 for 2002). The actual amounts paid under the Retirement Plan will be limited to comply with such legislation.

     Spacelabs Medical also has established a Supplemental Benefit Plan, which is not qualified for federal income tax purposes and which covers any employee whose benefit under the Retirement Plan is limited by the federal legislation described above. The benefit under the Supplemental Benefit Plan consists of the amount by which the benefit to which the participant is otherwise entitled under the Retirement Plan is reduced to comply with the limits under the legislation on annual earnings or the amount of annual pension that may be paid.

     The following table sets forth the estimated annual benefits payable upon retirement under the Retirement Plan and Supplemental Benefit Plan.

Pension Plan Table

	Years of Service

Remuneration	15	20	25	30	35

$125,000	$18,750	$25,000	$31,250	$37,500	$43,750
150,000	22,500	30,000	37,500	45,000	52,500
175,000	26,250	35,000	43,750	52,500	61,250
200,000	30,000	40,000	50,000	60,000	70,000
225,000	33,750	45,000	56,250	67,500	78,750
250,000	37,500	50,000	62,500	75,000	87,500
300,000	45,000	60,000	75,000	90,000	105,000
400,000	60,000	80,000	100,000	120,000	140,000
450,000	67,500	90,000	112,500	135,000	157,500
500,000	75,000	100,000	125,000	150,000	175,000
600,000	90,000	120,000	150,000	180,000	210,000
700,000	105,000	140,000	175,000	210,000	245,000

Employment Contracts, Termination of Employment and Change of Control Agreements

     The Company has in place change of control severance agreements with Carl A. Lombardi, Chairman, Chief Executive Officer and President, James A. Richman, Vice President and Corporate Controller and Eugene DeFelice, Vice President, General Counsel and Secretary (each an “executive officer”). Each agreement provides for the executive officer to remain employed by the Company for three years following a change of control of the Company and that the Company will provide the executive officer with salary and benefits during this period that are at least as favorable to the executive officer as provided to the executive officer prior to the change of control. If, however, during the three year post-change of control period, the executive officer’s employment is terminated by the Company without cause or by the executive officer for good reason, the executive officer will receive severance benefits, including (i) a lump sum payment of the executive officer’s accrued salary, a pro-rated annual bonus (based on the executive officer’s highest annual bonus, as defined in the agreement), accrued vacation and deferred compensation through the date of termination; (ii) a lump sum payment of two times (three times in the case of Mr. Lombardi) the executive officer’s annual base salary and bonus; (iii) a lump sum payment equal to the amount the executive officer would have received under any of the Company’s retirement plans if his employment had continued for the remainder of the three year post-change of control period; (iv) continued benefits for the executive officer and his family under the Company’s welfare and fringe benefit plans for the remainder of the three year post-change of control period or such longer period as any plan or program may provide; and (v) a payment to reimburse the executive officer for any excise taxes on any benefits (whether provided under the severance agreement or otherwise) that are considered excess parachute payments under the Internal Revenue Code. Each agreement requires the executive officer not to use or disclose any of the Company’s confidential business information. Each agreement has an initial term of three years, and is automatically renewed on each anniversary of its execution for an additional year unless the Company notifies the executive officer 60 days in advance of such anniversary that the term shall not be extended. The acquisition of the Company by Instrumentarium Corporation (“Instrumentarium”), if consummated, would constitute a change of control for the purposes of the change of control severance agreements described above. See “ Potential Changes in Control.”

     The Company has also entered into separate severance arrangements with each of the executive officers named above that provide severance benefits similar to those available under the change of control severance agreements, if prior to a change of control, the executive officer is terminated without cause or constructively discharged.

     In December 2001, the Company entered into an agreement pursuant to which Mr. Lombardi agreed to postpone his retirement for a period of time during the Company’s evaluation of strategic options and matters of management succession. The Company agreed that, upon his retirement pursuant to the agreement and in the absence of a change of control, Mr. Lombardi’s retirement will be deemed a termination of his employment by the Company without cause, and that Mr. Lombardi will be entitled to the lump sum payments and other benefits provided for in his severance arrangement with the Company. In the event of a change of control prior to Mr. Lombardi’s retirement pursuant to the agreement, the terms of his change of control severance agreement with the Company will control.

     In January 2002, in order to secure Mr. DeFelice’s continued service while the Company evaluated strategic options, the Company entered into an agreement pursuant to which Mr. DeFelice agreed to continue as Vice President, General Counsel and Secretary until the earlier of

March 31, 2002 and the date the Company terminated his employment without cause. The Company agreed that, upon the termination of his employment in accordance with the terms of the agreement, the termination of Mr. DeFelice’s employment would be deemed a termination of his employment by the Company without cause, and that Mr. DeFelice would be entitled to the lump sum payments and other benefits provided for in his severance agreement with the Company. Mr. DeFelice’s employment with the Company was terminated under this agreement on March 31, 2002. In accordance with the terms of the January 2002 agreement and his severance agreement, Mr. DeFelice was paid $505,394 upon termination of his employment. In addition, the Company will continue to provide Mr. DeFelice and his family benefits under the Company’s welfare and fringe benefit plans for a period of three years or for such longer period as any plan or program may provide.

Compensation of Directors

     Directors who are employees of Spacelabs Medical do not receive any fees for their services as directors. Directors who are not employees of Spacelabs Medical are paid an annual retainer of $15,000 for serving on the Board of Directors. They also receive an additional $1,000 for attending each meeting of the Board of Directors plus $1,000 for attending each meeting of a committee of the Board of which they are a member, except in the case of telephonic meetings in which case a nonemployee director receives $500. A nonemployee director serving as a committee chairman receives an additional $1,000 per annum.

     Under the Spacelabs Medical, Inc. Stock Option and Deferral Plan for Nonemployee Directors (the “Director Plan”), each director who is neither an officer nor an employee of Spacelabs Medical receives an annual automatic grant of an option to purchase up to 4,000 shares of Common Stock. Each new nonemployee director also receives an initial automatic grant of an option to purchase up to 5,000 shares of Common Stock upon the director’s initial appointment to the Board. The options have an exercise price equal to the fair market value of the Common Stock on the date of grant and expire on the later of one year after a director’s termination of service as a director (or if the director dies during this one-year period, one year after death) or three years after a director’s mandatory retirement, but in any event no later than 10 years from the date of grant. Each option is immediately fully vested. The Director Plan also permits nonemployee directors to defer payment of all or a part of their cash retainers and/or Board Committee chairmanship fees into an unfunded recordkeeping account denominated in “Stock Units” designed to replicate the investment performance of Common Stock.

     The Company also has a Cash Deferred Compensation Plan for Nonemployee Directors. Participating directors may elect to defer all or a portion of their cash compensation for service as a director. Deferred amounts are credited to an unfunded account for recordkeeping purposes and are credited at the end of each calendar quarter with earnings or losses at a rate designed to approximate the annual average yield on five-year Treasury notes during the preceding twelve months.

Compensation Committee of the Board of Directors

     The members of the Compensation Committee are Dr. Nudelman (Chairman) and Drs. Dudley and Nara.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Common Stock as of February 15, 2002, by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director, (iii) the named executive officers and (iv) all directors and executive officers as a group.

Name and Address	Amount and Nature of		Percent
of Beneficial Owner(1)	Beneficial Ownership		Outstanding

Dimensional Fund Advisors, Inc.	812,000	(2)(8)	8.32%
1299 Ocean Avenue 11th Floor Santa Monica, CA 90401
David J. Green and Company LLC	882,526	(3)(8)	9.04%
599 Lexington Avenue New York, NY 10022
Heartland Advisors, Inc.	940,200	(4)(8)	9.64%
789 North Water Street Milwaukee, WI 53202
Tweedy, Browne Company LLC	1,211,279	(5)(8)	12.41%
52 Vanderbilt Avenue New York, NY 10017
Royce & Associates, Inc.	627,100	(6)(8)	6.43%
1414 Avenue of the Americas New York, NY 10019
Benson Associates, LLC	502,161	(7)(8)	5.15%
111 SW Fifth Ave, Suite 2130 Portland, OR 97204
Stephen A. Drury	5,000	(9)	*
Thomas J. Dudley	20,000	(10)	*
Harvey Feigenbaum	18,463	(11)	*
David A. Hilton	9,000	(12)	*
Carl A. Lombardi	1,017,902	(13)(14)	9.66%
Andrew R. Nara	22,500	(15)	*
Phillip M. Nudelman	18,100	(16)	*
Peter H. van Oppen	29,500	(17)	*
Eugene V. DeFelice	127,204	(14)(18)	1.29%
Timothy R. Miskimon	195,901	(14)(19)	1.97%

Name and Address	Amount and Nature of		Percent
of Beneficial Owner(1)	Beneficial Ownership		Outstanding

James A. Richman	150,953	(14)(20)	1.53%
James E. Roop	48,618	(14)(21)	*
All directors and executive officers as a group (12 persons)	1,782,420	(22)	15.91%

*	Represents holdings of less than 1%.

(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of Common Stock subject to options currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)	Dimensional Fund Advisors Inc. (“Dimensional”), a registered investment advisor, is deemed to have beneficial ownership of 812,000 shares, all of which are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company (the “Fund”), or in series of the DFA Investment Trust Company, a Delaware business trust (the “Trust”), or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, for all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. Dimensional has sole power to vote 812,000 shares.

(3)	David J. Green and Company LLC has shared power to vote 583,930 shares and the shared power to dispose of 833,026 shares.

(4)	Heartland Advisors, Inc. has sole power to vote 257,000 shares and to dispose of 940,200 shares. William J. Nasgovitz, 789 North Water Street, Milwaukee, WI 53202, as a result of his position as an officer and director of Heartland Group, Inc., may be deemed to have sole voting power with respect to 592,700 shares beneficially owned by Heartland Advisors, Inc. (6.12% of the outstanding shares).

(5)	The members of Tweedy, Browne Company LLC (“TBC”) may, by reason of such membership, be deemed to be the beneficial owners of 1,211,279 shares in the aggregate. TBC has sole power to vote or direct the voting of 1,178,729 shares. TBC has sole power to dispose or direct the disposition of all of its 1,211,279 shares. TBC disclaims beneficial ownership of all such shares.

(6)	Royce & Associates, Inc. has sole power to vote 627,100 shares and sole power to dispose of 627,100 shares.

(7)	Benson Associates, LLC has sole power to vote 502,161 shares and sole power to dispose of 502,161 shares.

(8)	The information set forth in the table above is derived solely from a Schedule 13D or 13G or the most recent amendment thereof filed with the Securities and Exchange Commission.

(9)	Includes options to purchase 5,000 shares exercisable within 60 days of February 15, 2002.

(10)	Includes options to purchase 18,000 shares exercisable within 60 days of February 15, 2002.

(11)	Includes 163 shares that are owned by Dr. Feigenbaum’s wife and options to purchase 18,000 shares exercisable within 60 days of February 15, 2002.

(12)	Includes options to purchase 5,000 shares exercisable within 60 days of February 15, 2002.

(13)	Includes options to purchase 780,313 shares exercisable within 60 days of February 15, 2002.

(14)	Includes 6,389; 3,679; 1,156; 2,672; and 118 shares held by the trustee of the Company’s Incentive Savings and Stock Ownership Plan, as of February 15, 2002, for Messrs. Lombardi, DeFelice, Miskimon, Richman and Roop, respectively.

(15)	Represents options to purchase 22,500 shares exercisable within 60 days of February 15, 2002.

(16)	Includes options to purchase 18,000 shares exercisable within 60 days of February 15, 2002.

(17)	Includes options to purchase 14,500 shares exercisable within 60 days of February 15, 2002.

(18)	Includes options to purchase 105,500 shares exercisable within 60 days of February 15, 2002.

(19)	Includes options to purchase 187,000 shares exercisable within 60 days of February 15, 2002.

(20)	Includes options to purchase 137,500 shares exercisable within 60 days of February 15, 2002.

(21)	Includes options to purchase 44,500 shares exercisable within 60 days of February 15, 2002.

(22)	Includes options to purchase 1,447,936 shares exercisable within 60 days of February 15, 2002, and 25,568 shares held by the trustee of the Company’s Incentive Savings and Stock Ownership Plan, as of February 15, 2002.

Potential Changes in Control

      As previously disclosed, the Company entered into a definitive Agreement and Plan of Reorganization and a related Agreement and Plan of Merger with Instrumentarium, each dated as of March 22, 2002 (the “Merger Agreement”). Pursuant to the Merger Agreement, Spacelabs will be acquired by Instrumentarium through the merger of Boxer Acquisition Corp., a Delaware corporation, with and into Spacelabs (the “Merger”), with Spacelabs as the surviving corporation. Under the terms of the Merger Agreement, Spacelabs stockholders will receive $14.25 in cash for each share of Common Stock. The transaction is valued at approximately $140 million. Consummation of the Merger is subject to the approval of Spacelabs' stockholders, receipt of requisite regulatory approvals and other customary closing conditions. The Merger is expected to be completed in the second quarter of 2002. It is possible that the merger price will be adjusted if the cost of cashing out certain stock options exceeds an agreed amount, an event that is not expected under present conditions. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the terms of such agreements, which are filed as Exhibits 2.1 and 2.2 to the Company's Form 10-K/A (Amendment No. 1), filed on March 25, 2002.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Under the terms of the Settlement Agreement described above, the Company reimbursed the Group for reasonable, documented, out-of-pocket expenses totaling $87,500 incurred in connection with the Advance Notice Submission, preparation to solicit proxies and the negotiation of the Settlement Agreement. See “Arrangements Relating to the Selection of Directors.”

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SPACELABS MEDICAL, INC

By: /s/ James A. Richman James A. Richman Vice President and Corporate Controller (Principal Financial Officer)

Date: April 5, 2002