Form 10-Q
period 2002-03-30
SPACELABS MEDICAL INC
filed 2002-05-14
CIK 886142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2002

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      No

Common stock, par value $0.01 per share: 9,768,787 shares outstanding as of May 1, 2002

1

SPACELABS MEDICAL, INC.

FORM 10-Q

For the Quarterly Period Ended March 30, 2002

		Page

PART I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets

	- March 30, 2002 (unaudited) and December 31, 2001	2

	Condensed Consolidated Statements of Operations (unaudited)

	- Three Months Ended March 30, 2002 and March 31, 2001	3

	Condensed Consolidated Statements of Cash Flows (unaudited)

	- Three Months Ended March 30, 2002 and March 31, 2001	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II	Other Information

Item 1.	Legal Proceedings	18

Item 6.	Exhibits and Reports on Form 8-K	18

PART I.

Item 1. Financial Statements

SPACELABS MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30,	December 31,
	2002	2001

	(unaudited)
(in thousands)

ASSETS

Current assets
Cash and cash equivalents	$20,382	$19,904

Receivables	62,617	61,601

Inventories	55,916	61,340

Refundable income taxes	6,340	2,298

Prepaid expenses	2,107	2,411

Deferred income taxes	21,614	22,928

Total current assets	168,976	170,482

Property, plant and equipment, net	18,468	18,455

Deferred income taxes	2,582	5,574

Goodwill, net	18,558	18,558

Other assets, net	10,117	10,391

	$218,701	$223,460

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term borrowings	$—	$30

Current portion of capital leases	84	78

Current portion of deferred gain	6,827	7,186

Accounts payable and accrued expenses	40,294	43,064

Deferred revenue	6,170	5,193

Total current liabilities	53,375	55,551

Long-term capital leases	89	139

Deferred gain	—	1,437

Other long-term obligations	2,869	2,843

Contingency	—	—

Shareholders’ equity

Common stock and additional paid-in capital	98,044	98,209

Treasury shares at cost	(33,867)	(34,235)

Accumulated other comprehensive loss	(8,899)	(8,520)

Retained earnings	107,090	108,036

Total shareholders’ equity	162,368	163,490

	$218,701	$223,460

Common shares outstanding	9,764	9,753

See accompanying notes to condensed consolidated financial statements.

(2)

SPACELABS MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

(in thousands, except per share data)	March 30, 2002	March 31, 2001

	(unaudited)

Revenue	$61,954	$59,154

Cost of sales	36,053	34,525

Gross margin	25,901	24,629

Operating expenses
Selling, general and administrative	20,718	19,744

Research and development	6,389	6,130

	27,107	25,874

Loss from operations	(1,206)	(1,245)

Other income (expense)

Interest income	155	64

Interest expense	(73)	(1,502)

Other expense, net	(402)	(130)

Loss before income taxes	(1,526)	(2,813)

Income tax benefit	(580)	(1,055)

Net loss	$(946)	$(1,758)

Basic net loss per share	$(0.10)	$(0.18)

Diluted net loss per share	$(0.10)	$(0.18)

Weighted average common shares outstanding -

Basic	9,745	9,665

Diluted	9,745	9,665

See accompanying notes to condensed consolidated financial statements.

(3)

SPACELABS MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 30,	March 31,
(in thousands)	2002	2001

	(unaudited)
Operating activities

Net loss	$(946)	$(1,758)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,909	2,128

Amortization of deferred gain on sale of facilities	(1,796)	—

Deferred income taxes	4,282	39

Contribution to ISSOP 401(k) plan in common stock	180	188

Changes in operating assets and liabilities
(Increase) decrease in receivables	(1,268)	11,400

Decrease in inventories	5,156	481

Increase in refundable income taxes	(4,048)	(965)

Decrease in prepaid expenses	294	272

Increase (decrease) in accounts payable and accrued expenses	(2,680)	954

Increase in deferred revenue	985	246

Other	(10)	2

Net cash provided by operating activities	2,058	12,987

Investing activities
Investment in property, plant and equipment	(1,614)	(1,446)

Other	(26)	21

Net cash used by investing activities	(1,640)	(1,425)

Financing activities
Decrease in short-term borrowings	(30)	(297)

Proceeds from (principal payments on) long-term obligations, net	5	(8,608)

Exercise of stock options	23	101

Net cash used by financing activities	(2)	(8,804)

Effect of exchange rate changes on cash	62	20

Increase in cash and cash equivalents	478	2,778

Cash and cash equivalents at beginning of period	19,904	2,583

Cash and cash equivalents at end of period	$20,382	$5,361

See accompanying notes to condensed consolidated financial statements.

(4)

SPACELABS MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Spacelabs Medical, Inc. and its subsidiaries, collectively referred to as the “Company.” The unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The information furnished reflects, in the opinion of management, all adjustments, consisting of normally recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to prior period financial statements to conform to the current presentation. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

2.      Merger Agreement

On March 22, 2002, the Company announced the signing of a definitive merger agreement (the “Merger Agreement”) with Instrumentarium Corporation (“Instrumentarium”) whereby Spacelabs will become a subsidiary of Instrumentarium and each share of Spacelabs stock will be converted into a right to receive $14.25 in cash (subject to possible adjustment as set forth in the Merger Agreement). Since that announcement, the Company has filed preliminary proxy materials with the SEC and submitted filings to the appropriate antitrust regulatory agencies. The Company expects to complete the merger as promptly as practicable after obtaining the necessary regulatory and shareholder approvals and after all of the other conditions to the merger have been satisfied or waived, currently anticipated to be in or before July 2002. The Merger Agreement may be terminated and the merger may be abandoned at any time prior to the effective time of the merger under certain circumstances. Generally, the expenses incurred in connection with the Merger Agreement and the merger will be paid by the party incurring those expenses. However, in the event of the termination of the Merger Agreement, under certain circumstances, the Company will be required to reimburse Instrumentarium’s expenses and/or pay a termination fee of $5.6 million.

(5)

3.      Inventories

	March 30,	December 31,
(in thousands)	2002	2001

Raw materials and components	$12,383	$16,481

Work in process	7,474	9,665

Finished products	20,579	18,941

Demonstration inventories	4,106	4,332

Customer service parts and equipment	11,374	11,921

	$55,916	$61,340

4.      Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statement No. 141 “Business Combinations” and Statement No. 142 “Goodwill and Other Intangible Assets.” Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. No business combinations have been initiated since July 1, 2001. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives.

The Company adopted the provisions of Statement 142 on January 1, 2002. Accordingly, the Company did not record any amortization of goodwill during the first quarter of 2002. Statement 142 prescribes a two-phase process for impairment testing of goodwill and the timing of transitional impairment steps. The first phase, required to be completed by June 30, 2002, identifies indications of impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The Company has not yet completed step one of the transition impairment test, including the determination of whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle as of January 1, 2002. Factors the Company is considering in this analysis include the extent the book value of the Company exceeds its market capitalization at January 1, 2002, the identification of reporting units and the determination of the fair values and carrying values, including goodwill, of reporting units. During the first quarter of 2002, the Company completed its required analysis of other intangible assets and concluded that all such assets have determinable lives and that the original useful lives of 4 to 40 years remain appropriate.

(6)

In accordance with Statement 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows:

	Three Months Ended

	March 30,	March 31,
(in thousands, except per share data)	2002	2001

Reported net loss	$(946)	$(1,758)

Add back goodwill amortization	—	292

Adjusted net loss	$(946)	$(1,466)

Basic and diluted net loss per share	$(0.10)	$(0.18)

Add back goodwill amortization	—	0.03

Adjusted basic and diluted net loss per share	$(0.10)	$(0.15)

Goodwill and other intangible assets were as follows at March 30, 2002 and December 31, 2001:

	March 30, 2002			December 31, 2001

	Gross
	Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Goodwill	$28,957	$(10,399)	$18,558	$28,957	$(10,399)	$18,558

Trademark	4,804	(520)	4,284	4,804	(520)	4,284

Customer List	1,894	(434)	1,460	1,894	(410)	1,484

Patents and other	332	(86)	246	332	(82)	250

	$35,987	$(11,439)	$24,548	$35,987	$(11,411)	$24,576

5.      Bank Line of Credit

In January 2002, the Company entered into a three-year, $20 million revolving credit agreement with a bank to support future cash flow requirements. Outstanding borrowings under the revolving credit line will bear interest at a margin over LIBOR or the prime rate. Borrowings will be collateralized by substantially all the assets of the Company. The credit agreement contains certain, customary restrictive covenants, including minimum net worth and restrictions on capital expenditures and additional indebtedness. The Company did not borrow any funds under this line during the first quarter of 2002.

6.      Net Income (Loss) per Share

Basic net income (loss) per share is based on the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share includes the effect of dilutive potential common shares outstanding, consisting of stock options and unvested restricted shares, using the treasury stock method. For the first quarter of 2002, unexercised stock options representing the potential rights to 2,558,775 shares are excluded from the diluted calculation as their effects would be antidilutive. For the first quarter of 2001, unexercised stock options representing the potential rights to 2,616,700 shares are excluded from the diluted calculation as their effects would be antidilutive. The following schedule represents a reconciliation of the numerators and denominators of basic and diluted net loss per share calculations.

(7)

		Weighted
		Average
	Net Loss	Shares	Net Loss
(In thousands, except per share data)	(Numerator)	(Denominator)	Per Share

Three months ended March 30, 2002:

Basic and diluted net loss per share	$(946)	$9,745	(0.10)

Three months ended March 31, 2001:

Basic and diluted net loss per share	$(1,758)	9,665	$(0.18)

7.      Business Segments

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

	Three Months Ended

	March 30,	March 31,
(in thousands)	2002	2001

Revenue:

US Monitoring Systems	$34,266	$32,836

US Cardiology Systems	8,037	7,828

International	17,984	15,697

Consumer Health Management	1,667	2,793

Total revenue	$61,954	$59,154

Segment Profit (loss):

US Monitoring Systems	$8,038	$6,879

US Cardiology Systems	481	(175)

International	727	484

Consumer Health Management	(1,119)	(126)

Total segment profit	$8,127	$7,062

Reconciliation of segment profit to loss before income taxes:

Unallocated general and administrative expenses	$(2,944)	$(2,177)

Research and development	(6,389)	(6,130)

Other expense	(320)	(1,568)

Loss before income taxes	$(1,526)	$(2,813)

(8)

8.      Comprehensive Loss

Comprehensive income (loss) refers to the total change in equity during a period except those changes that result from investments by owners and distributions to owners. Comprehensive income (loss) includes net income (loss) as well as a component comprised of certain revenues, expenses, gains and losses that under generally accepted accounting principles are reflected in shareholders’ equity but excluded from the determination of net income (loss). The Company has segregated the total accumulated other comprehensive loss (specifically, accumulated foreign currency translation adjustments and change in fair value of interest rate swap agreements) from the other components of shareholders’ equity in the accompanying Condensed Consolidated Balance Sheets.

Comprehensive loss for the three month periods ended March 30, 2002 and March 31, 2001, are detailed below:

	Three Months Ended

	March 30,	March 31,
(in thousands)	2002	2001

Net loss	$(946)	$(1,758)

Other comprehensive loss:

Foreign currency translation adjustments	(379)	(755)

Change in fair value of interest rate swap agreements including transition adjustments, net of tax	—	(701)

Comprehensive loss	$(1,325)	$(3,214)

9.      Supplemental Cash Flow Information

The following provides additional information concerning cash flow activities:

	Three Months Ended

	March 30,	March 31,
(in thousands)	2002	2001

Interest paid	$73	$1,568

Income taxes paid (refunded), net	$(856)	$(146)

(9)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

		Three months ended

	March 30,	March 31,	Dollar	Percent
(dollars in millions, except per share data)	2002	2001	Change	Change

Revenue	$62.0	$59.2	$2.8	4.7%

Gross margin	25.9	24.6	1.3	5.2%

As a % of revenue	41.8%	41.6%

Operating expenses:

Selling, general and administrative	20.7	19.7	1.0	4.9%

As a % of revenue	33.4%	33.4%

Research and development	6.4	6.1	0.3	4.2%

As a % of revenue	10.3%	10.4%

Other expense, net	0.3	1.6	(1.2)	(79.6%)

As a % of revenue	0.5%	2.7%

Benefit for income taxes	(0.6)	(1.1)	(0.5)	(45.0%)

Effective tax rate	38.0%	37.5%

Net loss	$(0.9)	$(1.8)	($0.8)	(46.2%)

Basic and diluted net loss per share	$(0.10)	$(0.18)	($.08)	(45.9%)

Critical Accounting Policies

The Company’s critical accounting policies and estimates are substantially the same as those discussed in its 2001 Annual Report of Form 10-K, as amended. They include revenue recognition; estimating the allowances for doubtful accounts and sales returns; valuation of inventories; valuation of deferred tax assets; valuation of goodwill and intangible assets; valuation of investments; and estimating product warranties.

Revenue

Worldwide revenue for the first quarter of 2002 increased 4.7% to $62.0 million compared to $59.2 million in the same quarter last year.

US Monitoring Systems revenue for the first quarter of 2002 increased 4.4% to $34.3 million as compared to $32.8 million during the same quarter a year ago. The increase for the quarter is believed to be primarily the result of improvements in the US healthcare provider economic environment and the Company’s ability to compete effectively within the market.

Current quarter US Cardiology Systems revenue increased 2.7% to $8.0 million compared to $7.8 million in the first quarter of 2001. The improvement is believed to be primarily attributable to the managed decrease in distributor inventories during 2001, which resulted in greater sales opportunities in 2002 for the Company’s physicians’ office distribution channel.

(10)

Consumer Health Management revenue was $1.7 million in the first quarter of 2002 compared to $2.8 million for the same period in 2001, primarily due to decreased advertising revenue. The Company believes the decline in advertising revenue is due to a weak advertising market.

International revenue, including export sales, increased 14.6% to $18.0 million, or 29.0% of total revenue, in the first quarter of 2002 as compared to $15.7 million, or 26.5% of total revenue, in the first quarter of 2001. Foreign currency exchange rate fluctuations negatively impacted current quarter revenue by approximately $0.2 million when compared to the first quarter of 2001. The increase in International revenue was due to improvements in parts of Europe and Asia. International revenue has historically been subject to a higher degree of uncertainty than US revenue due to the need for foreign government approvals, more complex financing arrangements, greater variability in the financial stability of the customers, and instability of currencies in parts of the world.

The Company’s ability to produce consistent future revenue growth is, to a certain extent, dependent on its backlog of shippable orders. In addition to the variability in international revenue, backlog is subject to seasonal variations and there is no guarantee that the Company will have sufficient backlog in any given quarter to meet its revenue objectives.

Gross Margin

Gross margin was 41.8% of revenue in the first quarter of 2002 as compared to 41.6% during the corresponding quarter in 2001. The increase in gross margin is a result of the impact of increased revenue relative to the fixed-cost components of the Company’s gross margin-related expenses, partly offset by changes in product mix and continued competitive pricing pressures. The Company believes that pressure on gross margin from aggressive worldwide competitive pricing will continue.

Operating Expenses

Selling, general and administrative expenses increased by $1.0 million, or 4.9%, in the first quarter of 2002 to $20.7 million compared to $19.7 million in the first quarter of 2001. This increase is primarily due to approximately $1.0 million associated with merger related activities, a $0.5 million charge for severance expenses for an officer of the Company, as well as increased commission expenses associated with increased revenues. These increases have been partially offset by continued efforts to reduce fixed expenses. Selling, general and administrative expenses represented 33.4% of current period revenue, the same as the first quarter of 2001.

Research and development expenses were $6.4 million, or 10.3% of revenue, in the first quarter of 2002 compared to $6.1 million, or 10.4% of revenue, in the same period a year ago.

Segment Profit

The Company measures segment profit as operating income before research and development, and certain unallocated corporate general and administrative expenses. Segment profit for US Monitoring Systems improved by $1.2 million or 16.8% to $8.0 million during the first quarter of 2002 from $6.9 million during the first quarter of 2001. The increase in segment profit was primarily attributable to an increase in US Monitoring Systems revenue and reductions in fixed expenses.

During the first quarter of 2002, the segment profit of the US Cardiology Systems increased by $0.7 million to $0.5 million as compared to a loss of $0.2 million during the first quarter of 2001. The increase in segment profit was primarily attributable to the increase in revenues in the physicians’

(11)

office market and reduced product discounts.

Consumer Health Management segment loss was ($1.1) million during the first quarter of 2002 compared to ($0.1) million during the first quarter of 2001, due primarily to lower advertising revenue.

Segment profit for the Company’s International business unit increased to $0.7 million during the first quarter of 2002 compared to $0.5 million during the first quarter of 2001. This improvement was primarily volume related, attributable to an increase in first quarter segment revenue and offset in part by unfavorable foreign currency exchange rate fluctuations.

Other Income (Expense)

Interest expense for the first quarter of 2002 was approximately $73,000, a 95% decrease from the same period of 2001. The decrease was due primarily to the retirement of the Company’s primary credit facilities in September of 2001. Interest income was approximately $155,000 for the first quarter of 2002 compared to $64,000 during the first quarter of 2001 due to an increase in cash and cash equivalents. The Company experienced a $73,000 loss from foreign currency exchange rate fluctuations in the first quarter of 2002 as compared to a $30,000 gain during the same quarter a year ago.

Taxes and Net Loss

The effective tax rate for the first quarter of 2002 was 38.0% as compared to 37.5% during the same period of 2001. The effective tax rate for the quarter was accrued at the rate expected to apply for the full year based on profitability expectations in future quarters. Failure to meet such profitability expectations could result in changes to the effective tax rate and potential increases to the valuation allowance for deferred tax assets.

As a result of the above factors, the Company reported a net loss of $0.9 million or $0.10 per share during the first quarter of 2002 as compared to net loss of $1.8 million or $0.18 per share during the same period a year ago.

(12)

CAPITAL RESOURCES & LIQUIDITY

	March 30,	December 31,	Dollar	Percent
(dollars in millions)	2002	2001	Change	Change

Cash and cash equivalents	$20.4	$19.9	$0.5	2.4%

Working capital	115.6	114.9	0.7	0.6%

Long-term obligations	3.0	4.4	(1.5)	(33.1%)

Shareholders’ equity	162.4	163.5	(1.1)	(0.7%)

As of March 30, 2002, cash and cash equivalents totaled $20.4 million compared to $19.9 million at December 31, 2001. Working capital increased by $0.7 million during the period to $115.6 million due primarily to increases in accounts receivable and cash and decreases in accounts payable and accrued expenses, offset in part by a decrease in inventories.

During the first quarter of 2002, the Company generated $2.1 million in cash from operations. The primary source of operating cash was a $5.1 million reduction in inventory, due primarily to outsourcing of the production of the Company’s printed circuit board assemblies.

Capital expenditures in the first quarter of 2002 totaled $1.6 million compared to $1.4 million during the first quarter of 2001. Management expects capital expenditures for the full year 2002 to be higher than 2001 levels due to planned investments in Lifeclinic Health Stations.

In January 2002, the Company entered into a three-year, $20 million revolving credit agreement with a bank to support future cash flow requirements. Outstanding borrowings under the revolving credit line will bear interest at a margin over LIBOR or Prime. The loan is collateralized by substantially all the assets of the Company and contains certain customary restrictive covenants. As of March 30, 2002, the Company had approximately $20.0 million available under the revolving credit agreement and $4.4 million available under several international credit lines to meet the operating requirements of its international subsidiaries. The Company believes its current cash resources coupled with the new revolving facility will be adequate to support its liquidity needs for at least the next twelve months.

The Company’s financial commitments as of March 30, 2002 are substantially similar to those disclosed in its 2001 Annual Report on Form 10-K.

Merger Agreement

On March 22, 2002, the Company announced the signing of a definitive merger agreement (the “Merger Agreement”) with Instrumentarium Corporation (“Instrumentarium”) whereby Spacelabs will become a subsidiary of Instrumentarium and each share of Spacelabs stock will be converted into a right to receive $14.25 in cash (subject to possible adjustment as set forth in the Merger Agreement). Since that announcement, the Company has filed preliminary proxy materials with the SEC and submitted filings to the appropriate antitrust regulatory agencies. Before the merger can be completed, a number of conditions must be satisfied or waived by the applicable party. The most important of these include:

(13)

•	approval and adoption of the Merger Agreement and the merger by holders of a majority of the outstanding shares of Spacelabs common stock;

•	all regulatory approvals (required or mutually deemed necessary) having been received by the parties, all notice and waiting periods required having passed (including the expiration or early termination of applicable waiting periods under United States federal antitrust laws) and all conditions contained in any such approvals required to be satisfied prior to the completion of the merger having been satisfied;

•	absence of any legal prohibitions or restraints against the merger;

•	each party’s material compliance with its obligations under the merger agreement; and

•	accuracy, as qualified by materiality, of each party’s representations and warranties under the merger agreement.

         On May 7, 2002, the Company announced that the Federal Trade Commission has completed its review of the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and has allowed the waiting period to expire without further action. The Company expects to complete the merger as promptly as practicable after all of the conditions to the merger have been satisfied or waived. The current expectation is that this will occur in or before July 2002.

         The Merger Agreement may be terminated and the merger may be abandoned at any time prior to the effective time of the merger under certain circumstances. Whether or not the merger is consummated, the expenses incurred in connection with the merger agreement and the merger will be paid by the party incurring those expenses. However, in the event of the termination of the Merger Agreement, under certain circumstances, the Company will be required to reimburse Instrumentarium’s expenses and/or pay a termination fee under the circumstances summarized below:

•	If Instrumentarium or the Company terminates the Merger Agreement because the Company’s stockholders do not approve the Merger Agreement, or if the special meeting held to vote on the merger is adjourned until a date after August 31, 2002, in each case irrespective of the presence of a competing takeover proposal, the Company will reimburse Instrumentarium’s expenses.

•	If Instrumentarium or the Company terminates the Merger Agreement because the Company’s stockholders do not approve the Merger Agreement and (a) prior to the failure of approval of the stockholders, a competing takeover proposal has been publicly announced relating to the Company, and (b) the Company either consummates a transaction with such competing bidder within 12 months of the date of termination or enters into an agreement with respect to such competing bidder within such 12 month period (which is eventually consummated within 18 months from the termination date), then the Company will pay Instrumentarium a termination fee of $5,600,000.

•	The Company will pay Instrumentarium the termination fee of $5,600,000 and will reimburse Instrumentarium’s expenses, if Instrumentarium terminates the Merger Agreement for one of the reasons listed below:

•	the Company’s board of directors withdraws, modifies or changes its recommendation of the merger or resolves to do so;

•	the board of directors recommends a competing takeover proposal or resolves to do so or enters into a letter of intent to accept any competing takeover proposal;

(14)

•	the Company does not include the board of directors’ recommendation in favor of the merger in the proxy statement;

•	the board of directors does not reaffirm its recommendation for the Merger Agreement within five days of a request made by Instrumentarium;

•	the Company’s stockholders’ meeting for the purpose of considering the merger proposal is not called by June 30, 2002;

•	the Company has intentionally breached its “no-shop” obligation; or

•	a tender or exchange offer for 25% or more of the the Company’s outstanding capital stock is commenced and the board of directors fails to recommend against the acceptance of such tender offer.

         The foregoing description of the Merger Agreement and merger is qualified in its entirety by reference to the Preliminary Proxy Statement filed by the Company on April 19, 2002 and to the terms of such Merger Agreement.

Adoption of Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards Nos. 141 “Business Combinations” and 142 “Goodwill and Other Intangible Assets.” Statement 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. Statement 141 was effective July 1, 2001 and the Company adopted Statement 142 on January 1, 2002. As a result of the adoption of Statement 142, the Company recognized no goodwill amortization expense during the first quarter of 2002 compared with $292,000 during the same period of the prior year.

Upon adoption of Statement 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first quarter of 2002. During the first quarter of 2002, the Company completed this analysis and determined that all of its intangible assets, consisting primarily of trademarks, have determinable lives and that the original useful lives of 4 to 40 years remain appropriate.

In connection with Statement 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company has not yet completed this process but must do so before June 30, 2002. Factors being considered by the Company include the extent that its book value exceeds its market capitalization at January 1, 2002, the identification of its reporting units and the determination of the fair value and carrying value of reporting units, including goodwill.

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

(15)

allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. Statement 144 supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) and supersedes Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Although Statement 144 supersedes Statement 121 and the provisions of APB 30 regarding the accounting and reporting of the disposal of a segment of a business, it retains many of the fundamental provisions of Statement 121 and the requirements in APB 30 to report separately discontinued operations. Statement 144 also extends the reporting of discontinued operations to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The adoption of Statement 144 did not have a material effect on its consolidated financial position, results of operations, or cash flows.

Forward Looking Information

This document contains certain forward-looking statements about the proposed merger of Spacelabs and Instrumentarium Corporation and other matters. These statements include statements regarding the anticipated closing date of the transaction and the expectation that no adjustment to the purchase price will be required. There is no assurance that any transaction will close or that no adjustment to the purchase price will be required. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words like “believe,” “expect,” “anticipate,” “estimate,” and “intend” or future or conditional verbs such as “will,” “would,” “should,” “could” or “may”. Certain factors that could cause actual results to differ materially from expected include, but are not limited to, delays in completing the merger, adjustments to the purchase price, changes in product and service demand and acceptance, adverse economic conditions, risk that the Company may not raise additional capital to fully fund Lifeclinic on favorable terms, adverse exchange rate fluctuations and political risks, the impact of competition on pricing, adverse impact of HIPAA and other legislation and regulatory changes that adversely affect the business in which Spacelabs and Instrumentarium Corporation are engaged, capacity and supply constraints or difficulties, the failure to achieve product development objectives, the risk of potential business interruption associated with the move from the headquarters facility, the risk that a suitable facility may not be identified on a timely basis, the risk that the amount of reimbursement for ambulatory blood pressure monitoring will be inadequate or delayed, changes in the interest rate environment, changes in the securities markets and other risks detailed in this document and other of the Company’s Securities and Exchange Commission filings.

(16)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

Substantially all of the revenue and operating expenses of the Company’s foreign subsidiaries are denominated in local currencies and translated into US dollars at rates of exchange approximating those existing at the date of the transactions. Foreign currency translation impacts primarily revenue and operating expenses as a result of foreign exchange rate fluctuations. Because the Company’s products are primarily manufactured in the United States, foreign currency fluctuations generally do not affect its cost of goods sold. The Company’s foreign currency transaction risk is primarily limited to current amounts payable to its foreign subsidiaries, which are denominated in local currencies. At March 30, 2002, such net payables were approximately $0.1 million. To minimize foreign currency transaction risk, the Company ensures that its foreign subsidiaries remit amounts to the US parent in a timely manner. Foreign country short-term borrowing facilities are utilized where necessary to ensure prompt payments. The Company does not currently utilize foreign currency hedging contracts.

Interest Rate Risk

The Company invests its excess cash primarily in money market funds and other financial instruments with maturities of three months or less. Therefore, if market interest rates were to increase immediately and uniformly by 10% from levels at March 30, 2002, the fair values of cash and cash equivalents would not change by a material amount.

(17)

PART II.

Item 1. Legal Proceedings

A purported class action lawsuit was filed on March 29,2002 in the Superior Court of the State of Washington, King County, against Spacelabs, Spacelabs’ chief executive officer and its directors. The complaint alleges, among other things, that the merger, as announced on March 22,2002, is unfair to Spacelabs’ shareholders, that the consideration to be paid in the merger is inadequate and unfair to Spacelabs’ shareholders and that the directors of Spacelabs breached their fiduciary duties owed to Spacelabs’ shareholders. The lawsuit seeks, among other things: an injunction enjoining the merger; in the event that the merger is consummated, rescission of the merger; and an imposition of a constructive trust in favor of the plaintiff, upon any benefits received by the defendants as a result of their conduct. The plaintiff also seeks costs and disbursements of the action, including reasonable attorneys’ fees and expenses. Spacelabs believes that the allegations contained in the complaint are without merit and intends to defend them vigorously.

Item 6. Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended March 30, 2002.

(18)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPACELABS MEDICAL, INC.

(Registrant)

DATE: May 14, 2002	BY:	/s/ Carl A. Lombardi

Carl A. Lombardi

Chairman of the Board and

Chief Executive Officer

	BY:	/s/ James A. Richman

James A. Richman

Vice President and

Corporate Controller

(19)